Form 10QSB
period 2007-09-30
Clopton House Corp.
filed 2007-10-18
CIK 1394779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
or

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
—————
Transitional Small Business Disclosure Format (check one):		Yes	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Clopton House Corporation
Balance Sheet
September 30, 2007

Assets
Current assets

Cash and cash equivalents	$79

Total current assets	79

Total assets	79

Liabilities and Stockholders' Equity

Total liabilities	$-0-
Stockholders’ Equity:
Common Stock; Par value $.001 par value; 35,000,000 shares authorized,	100
100,000 shares issued and outstanding
Additional paid-in capital	-0-
Retained earnings (deficit)	(21)
Total stockholders’ equity	79
Total Liabilities and Stockholders’ Equity	$79

The accompanying notes are an integral part of these financial statements.

Clopton House Corporation
Statement of Income and Retained Earnings
For the Quarter Ended September 30, 2007

Revenues	$-0-
Operating and administrative expenses	2
Income (loss) from operations	(2)
Other income (expense)	-0-
Net income (loss)	(2)
Retained Earnings, Beginning of Year	-0-
Retained Earnings, (deficit)	$(21)

The accompanying notes are an integral part of these financial statements.

Clopton House Corporation
Statement of Cash Flows
For the Quarter Ended September 30, 2007

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

Clopton House Corporation

Date: October 18, 2007	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer