Form 10KSB
period 2007-12-31
Clopton House Corp.
filed 2008-04-15
CIK 1394779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Clopton House Corp.

(Name of small business issuer in its charter)

———————

Delaware	000-52713	20-8024018
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State issuer’s revenue for its most recent fiscal year. -0-

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 31, 2007, the Issuer had a total of 100,000 shares of common stock issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.	X	Yes	No

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):		Yes	No

INDEX

!Unexpected End of Formula

Item 1.      Description of Business.

2

Item 2.      Description of Property.

2

Item 3.      Legal Proceedings.

2

Item 4.      Submission of Matters to a Vote of Security Holders.

2

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

2

Item 6.      Managements’ Discussion and Analysis or Plan of Operation.

2

Item 7.      Financial Statements.

3-7

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

7

Item 8A.   Controls and Procedures.

8

Item 8B.   Other Information.

8

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With

Section 16(a) of the Exchange Act.

8

Item 10.    Executive Compensation.

8

Item 11.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

8

Item 12.    Certain Relationships and Related Transactions.

9

Item 13.    Exhibits

9

Item 14.    Principal Accounting Fees and Services.

9

SIGNATURES

10

Item 1.

Description of the Company

Clopton House Corporation, a Delaware corporation, was formed on December 18, 2006. The Company is currently seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.

Item 2.

Description of Property

The Company currently maintains a mailing address at 360 Main Street Washington, VA 22747. The Company's telephone number there is (540)675-3149.

Item 3.

Legal Proceedings

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

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

Item 7.

Financial Statements.

Clopton House Corporation
Balance Sheet
December 31, 2007 and 2006

Assets	2007	2006
Current assets

Cash and cash equivalents	$79	$-

Total current assets	79	-

Total assets	$79	$-

Liabilities and Stockholders' Equity

Total liabilities	$-	$-

Stockholders' Equity

Common Stick, Par value $.001 par value, 35,000,000 shares authorized,
100,000 and -0- shares issued and outstanding respectively	100	-

Additional paid in capital	(21)	-

Retained earnings	(21)	-

Total stockholders' equity	79	-

Total liabilities and stockholders'' equity	$79	-

The accompanying notes are an integral part of these financial statements

Clopton House Corportion
Statements of Income and Retained Earnings
For the Year Ended December 31, 2007 and
From Inception (December 18, 2006) to December 31, 2006

	2007	2006

Revenues	$-	$-

Operating and administrative expenses	21	-

Income (loss) from operations	(21)	-

Other income (expense)	-	-

Net income (loss)	(21)	-

Retained Earnings, beginning of period	-	-

Retained Earnings, End of Year	$(21)	$-

The accompanying notes are an integral part of these financial statements

Clopton House Corporation
Statement of Cash Flows
For the Year Ended December 31, 2007 and
From Inception (December 18, 2006) to December 31, 2006

	2007	2006

Cash Flows Provided From Investing Activities
Net income	$(21)	$-

Adjustments to reconcile net income to net cash provided
(used) by operating activities:	-	-

Net cash provided (used) by operating activities	(21)	-

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Net proceeds for stock issuance	100	-
Net cash provided by financing activities	100	-

Net increase (decrease) in cash and cash equivalents	79	-

Cash and cash equivalents at inception	-	-

Cash and cash equivalents, end of period	$79	$-

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements

1.

Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Clopton House Corporation, a Delaware corporation, ("the Company") was formed on December 18, 2006. The Company is seeking registration of its common stock in accordance with the Securities Exchange Act of 1934. The Company currently has no operations or significant cash flows.

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized when earned. Expenses are recognized in the period in which they are incurred. The Statement of Income and Retained Earnings presents the operations of the Company for the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. For the year ended December 31, 2007 and for the period from inception (December 18, 2006) to December 31, 2006, the Company did not have potentially dilutive shares issued or outstanding.

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

2.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has no operations, significant assets or cash flows. The Company's continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company whose has sufficient resources.

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At December 31, 2007, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 8A.

Controls and Procedures.

There were no significant changes (including corrective actions with regard to significant deficiencies or material  weaknesses) in our internal controls over financial reporting  that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information.

None

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position	Term
Joseph J. Meuse	38	President and Chief Executive Officer	March 23, 2007 thru present

Joseph Meuse has been involved with corporate restructuring and reverse mergers since 1995.  He has been a Managing Partner at Belmont Partners as well as Castle Capital Partners since 1995. Additionally, Mr. Meuse maintains a position as a Board member of the following corporations: Network Capital, Inc., Mag Well, Inc., Tidal Wave Holdings, Inc., Pivotal Technologies, Inc., Discas, Inc., Aztec Technology Partners, Inc.,  Niagara Systems, Inc., Retail Holdings, Inc., NuOasis Laughlin, Inc., Big Red Gold, Inc., PacWest Transfer, Global Filings, and 3-D Shopping, Inc. Mr. Meuse attended the College of William and Mary.

Item 10.

Executive Compensation.

The Company currently does not have any stock-based compensation plans.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No matter was submitted during the fiscal year ending December 31 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 12.

Certain Relationships and Related Transactions.

None

Item 13.

Exhibits

31.1

Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.’s

32.1

Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accounting Fees and Services.

Audit Fees , Audit-Related Fees, Tax Fees, All Other Fees

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clopton House Corporation

Date: April 15, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer

10