Form 10QSB
period 2008-09-30
Clopton House Corp.
filed 2008-10-03
CIK 1394779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Clopton House Corporation

(Exact name of small business issuer as specified in its charter)

Delaware ———————	000-52713 ———————	20-8024018 ———————
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

PART I - FINANCIAL INFORMATION

Clopton House Corporation
Balance Sheet
As of September 30, 2008
(UNAUDITED)

September 2008

ASSETS
Current Assets
Checking/Savings
Rappahannock Bank	79.05

Total Checking/Savings	79.05
Total Current Assets	79.05

TOTAL ASSETS	79.05

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	183.00
Total Accounts Payable	183.00

Total Current Liabilities	183.00

Long Term Liabilities
Borrow from Belmont Partners	4,571.00

Total Long Term Liabilities	4,571.00

Total Liabilities	4,754.00

Equity
Capital Stock	100.00
Retained Earnings	(1,257.95)
Net Income	(3,517.00)

Total Equity	(4,674.95)

TOTAL LIABILITIES & EQUITY	79.05

3

Clopton House Corporation
Profit & Loss
For the Quarter Ended September 30, 2008
(UNAUDITED)

Jul – Sept 2008

Ordinary Income/Expense
Expense
Edgar Filing Service	183.00
Professional Fees	3,000.00

Total Expense	3,183.00

Net Ordinary Income	(3,183.00)

Net Income	(3,183.00)

4

Clopton House Corporation
Statement of Cash Flows
For the Quarter Ended September 30, 2008
(UNAUDITED)

Jul - Sept 2008

OPERATING ACTIVITIES
Net Income	(3,183.00)
Adjustments to reconcile Net Income
To net cash provided by operations:
Accounts Payable	3,183.00

Net cash provided by Operating Activities	(0.00)

Net cash increase for period	0.00

Cash at beginning of period	79.05

Cash at end of period	79.05

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended September 30, 2008, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At September 30, 2008, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Clopton House Corporation

Date: October 3, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer