Form 10-K
period 2008-12-31
Exmovere Holdings, Inc.
filed 2009-04-15
CIK 1394779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
or
☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943
ACT OF 1934
For the transition period from: _____________ to _____________

Exmovere Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware ———————	000-52713 ———————	20-8024018 ———————
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1600 Tysons Boulevard

8th Floor

McLean, VA 22102

(Address of Principal Executive Office) (Zip Code)

(703) 245-8513

(Issuer’s telephone number, including area code)

Clopton House Corporation

360 Main Street

Washington, VA 22747

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 9, 2009: $0

Number of the registrant’s Common Stock outstanding as of April 12, 2009: 15,100,634

Documents incorporated by reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements,

•	economic, competitive, demographic, business and other conditions in our local and regional markets,

•	changes or developments in laws, regulations or taxes in our industries,

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,

•	the failure to obtain or loss of any license or permit,

•	changes in our business and growth strategy, capital improvements or development plans,

•	the availability of additional capital to support capital improvements and development, and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this registration statement.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Item 1.

Description of the Company

Exmovere Holdings, Inc., (the “Company” or “Exmovere”) f/k/s Clopton House Corporation, a Delaware corporation, was founded on December 18, 2006.

Recent Events

On January 28, 2009, pursuant to the terms of a Stock Purchase Agreement, (the “ Stock Purchase Agreement”), BT2 International, Inc., purchased a total of 100,000 shares of the issued and outstanding common stock of Exmovere Holdings, Inc., from Belmont Partners, LLC for a combination of cash and stock.  The total of 100,000 shares represented 100% of the shares of issued and outstanding common stock of the Company at the time of transfer.

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses (the “Licenses”) from BT2 International to Exmovere Holdings, Inc.  In exchange for the Licenses and services to be rendered to the Company, the Company issued an aggregate of 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include:

1.

Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs.

2.

A biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement.

3.

A biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque.

4.

A biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement.

5.

System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors.

6.

System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.

In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

Following the transfer of the technology license the Company plans to undertake the following businesses:

The mission of the Company is to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company's core assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies, originally developed by David Bychkov, Exmovere LLC, Exmocare LLC, Exmogate LLC and BT2 International.

The wristwatches, called the Exmocare Telepath and Exmocare Empath respectively, are intended for mass production and sale to mature adults who need assistance with their daily living and could benefit from the Empath's ability to monitor their vital signs on a regular basis and the Telepath's ability to transmit those data by Bluetooth. In the case of the Telepath, the vital sign results will be monitored by security companies, phone companies, etc.  These data will be assessed by the computers that receive the signals, and then that monitor/computer will determine what type of corrective action may be needed on a patient by patient basis.

The Exmogate turnstile is a biosensor-enhanced portal device that detects hostility, ensures guard vigilance, and, when required, can block entry. It is intended for development, mass production and sale to government agencies, military bases, foreign embassies and governments, airports and train stations, sports arenas and corporate buildings.

The company also controls intellectual property related to the detection of human emotions from vital sign data collected by biosensors, either embedded or worn. These emotion detection algorithms can be used to detect like, dislike, stress, relaxation, anger, depression and a multitude of other human emotional states with at least 85% accuracy as compared to self-reporting by test subjects. A recent appraisal done by Evans & Evans values the wristwatch, turnstile and emotion detection intellectual property assets at between $27.1 and $28.6 million.

In addition, the company seeks to acquire profitable cash-only urgent care clinics throughout the US. The typical urgent care clinic caters to those without health insurance, those who are under-insured and those who are afraid of immigration enforcement laws.  Clinica Exmocare, as the company intends to brand these acquired businesses, will offer a clean, safe, efficient alternative to public emergency rooms. They will have nationwide prices, quality standards and excellent, multi-lingual customer service.

The typical candidate clinic for acquisition will have between $300,000 and $1,000,000 in gross revenue with $150,000 to $500,000 in cash flow. The company intends to acquire the clinics and vend them into subsidiary C-corporations, leaving the original owners with some upfront cash, salaries, preferred shares in our public company, and relief from administrative, legal and malpractice insurance costs.

The company also intends to use these Clinica Exmocare subsidiaries as research outposts to help collect emotion detection data for our emotion interpretation engine software, to market our wristwatches and to offer new nationwide products, such as prepaid healthcare cards.  Separately, the company is developing Segway-based gyroscopic vehicles that could replace scooters as vehicles of choice for limited mobility and elderly persons. Segway has opened the door to use of their omni directional gyroscopic transport platform through low-cost licenses to outside companies interested in creating new and unusual vehicles. This platform is already proven to be safe, has efficient power consumption and batter life, and could eventually pass NTSB approval for usage on roads.

These extraordinary vehicles expand on the company's goal of helping elderly and limited mobility persons, and could take enormous advantage of our embeddable biosensors. This would enable them to be used in hospitals as transportable diagnostic machines and fit in with the military's long term vision of Trauma-bots for soldiers.

Ultimately, the goal of the company would be to have Medicare/Medicaid pay for the cost of these vehicles for the millions of potential users out there who would prefer an electric, motorized vehicle that would enable them to lean upright, while liberating their hands, hips and chest for additional activities like dancing, carrying and reaching higher objects, etc.

Finally, the company believes that by moving into healthcare, security and transportation, it is positioned to appeal to the imagination of the public, to attract sufficient investor interest and to serve a millions of eager customers.

ITEM 1A.

Risk Factors

Not Applicable

ITEM 1B.  Unresolved Staff Comments

Not Applicable

Item 2.

Description of Property

The Company currently maintains our principal offices at 1600 Tysons Boulevard, 8th Floor, McLean, VA 22102.  We lease approximately 5000 square feet at a cost of $4,200 per month.

Item 3.

Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders of our Common Stock

As of April 12, 2009 a total of 15,100,634 shares of the Company’s common stock are currently outstanding held by approximately 69 shareholders of record.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6.

 SELECTED FINANCIAL DATA.

Not applicable.

Item 7.

Managements’ Discussion and Analysis or Plan of Operation.

The Company was originally incorporated on December 18, 2006 under the laws of the State of Delaware.  The Company was initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

The Company’s previous principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It was the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Subsequent Event

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses from BT2 International to the Company.  In exchange for the Licenses and services to be rendered to the Company, the Company issued an aggregate of 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include:

1. Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs.

2. A biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement.

3. A biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque.

4. A biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement.

5. System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors.

6. System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.

In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

Following the transfer of the technology license the Company plans to undertake the following businesses:

The mission of the Company is to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company's core assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies, originally developed by David Bychkov, Exmovere LLC, Exmocare LLC, Exmogate LLC and BT2 International.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.

Financial Statements and Supplementary Data

Our consolidated financial statements are contained in pages F-1 through F-5 located at the end of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

None

Part III

Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Effective January 28, 2009, the following persons were appointed as members of the Board of Directors:

Name	Age	Position
David Bychkov	30	Chairman
Delbert G. Blewett	74	Director
Robert Doornick	63	Director
Joseph Meuse	38	Director
Cheyenne Crow	43	Director

 The business background descriptions of our directors are as follows:

David Bychkov has worked as an inventor, entrepreneur and psychophysiologist since 1999. He is currently ABD in the Philosophy of Neuroscience at the European Graduate School in Saas Fee, Switzerland. He completed his Master's Degree there in 2005. He also holds a Bachelor's Degree from the University of Chicago. Mr. Bychkov also served as Professor of Holographic Cinema and Director of the Laboratory of Psychophysiology at Universita' dell' Immagine in Milan, Italy from 1999-2006.

Delbert G. Blewett is a graduate of the University of Saskatchewan holding the degree of Bachelor of Science in Agriculture and Bachelor of Laws. Mr. Blewett was in the private practice of law for some 30 years directed to commercial and corporate law. Much of the activity was assisting clients in raising capital for their companies, both private and public. Del Blewett retired from his private practice and now will devote his full efforts to the development of Exmovere Holdings, Inc.

Robert Doornick is President and Founder of International Robotics Inc., and the Techno-Marketing Alliance. In addition to his work as an inventor of robots, he is also known for developing original marketing strategies. It was Doornick's Keynote Address at a World Conference for the shopping center industry which triggered such intense interest in Techno-Marketing. He has also lectured at The U.S. Space Foundation, New York University School of Business, Fordham University, the International Conference for the Exhibit Industry, the International Council of Shopping Centers, the International Meeting Planners Association, as well as conducting numerous seminars for Fortune 500 Companies.

Joseph Meuse is Founder and President of Belmont Partners, an international financial consulting firm and leading provider of public shell vehicles for use in reverse merger transactions. He is co-owner of PacWest, LLC, a registered stock transfer agency representing 100 publicly traded issuers, and is a Principal in Global Filings, an Edgarizing Company.  Mr. Meuse has 13 years of financial management and advisory experience and holds Series 7, 24 and 6 licenses.

Cheyenne Crow is an experienced business manager, business development advisor and defense analyst. He has managed Exmocare projects for NASA, the Department of State and other agencies. Cheyenne Crow also assumes a lead role on the management team as Chief Operations Officer.

(d)	Appointment of Officers

Effective January 28, 2009, the directors appointed the following persons as our executive officers, with the respective titles as set forth opposite his or her name below:

Name	Age	Positions and Offices Held
David Bychkov	30	Chief Executive Officer, Chief Financial Officer and President
Delbert G. Blewett	74	Secretary
Cheyenne Crow	43	Chief Operations Officer

The business background descriptions of our officers are as follows:

David Bychkov has worked as an inventor, entrepreneur and psychophysiologist since 1999. He is currently ABD in the Philosophy of Neuroscience at the European Graduate School in Saas Fee, Switzerland. He completed his Master's Degree there in 2005. He also holds a Bachelor's Degree from the University of Chicago. Mr. Bychkov also served as Professor of Holographic Cinema and Director of the Laboratory of Psychophysiology at Universita' dell' Immagine in Milan, Italy from 1999-2006.

Delbert G. Blewett is a graduate of the University of Saskatchewan holding the degree of Bachelor of Science in Agriculture and Bachelor of Laws. Mr. Blewett was in the private practice of law for some 30 years directed to commercial and corporate law. Much of the activity was assisting clients in raising capital for their companies, both private and public. Del Blewett retired from his private practice and now will devote his full efforts to the development of Exmovere Holdings, Inc.

FAMILY RELATIONSHIPS

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Item 11.

Executive Compensation.

Our officer and director does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of April 12, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of Exmovere Holding, Inc., outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name	Number of Shares Beneficially Owned	Percent of Class (3)
David Bychkov(1)	4,800,000	31%
BT2 International, Inc.(3)	3,010,000	20%
Belmont Partners, LLC(5)	453,000	3%
Cheyenne Crow(1)	4,800,000	31%
Robert Doornick(6)	500,000	3%

All Executive Officers and Directors as a group	13,563,000	89%

(1) Unless otherwise stated, the address for each person is 1600 Tysons Blvd, 8th Floor, McLean VA 22102.
(2) Based on 15,100,634 shares of common stock outstanding as of April 12, 2009

(3) Delbert Blewett and Joseph Batty are the controlofficers of BT2 International, Inc., and thus are deemed to have beneficial control over these shares.   The address for each person is 1117 Desert Lane, Suite 2067, Las Vegas, NV 89102.

(5) Joseph Meuse is the principal of Belmont Partners, LLC is located at 360 Main Street, Washington Virginia 22747 and is deemed to have beneficial control over these shares.
(6)Unless otherwise stated, the address for each person is PO Box 710, Kent, CT 06757.

Item 13.

Certain Relationships and Related Transactions.

None.

Item 14.   Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees.

For the fiscal year ended December 31, 2008, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements totaled approximately $3,500.  For our fiscal year ended December 31, 2008, those fees were $3,500.

Item 15.

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of David Bychkov
32.1	Certification pursuant to 18 USC, section 1350 of David Bychkov

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

Date: April 15, 2009	By:	/s/David Bychkov
President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clopton House Corporation

We have audited the accompanying balance sheets of Exmovere Holdings, Inc. (formerly known as Clopton House Corporation) as of December 31, 2008 and 2007, and the related statements of income and retained earnings, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clopton House Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no operations, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS Stephenson & Co., PC

Wharton, Texas

April 14, 2009

Exmovere Holdings, Inc.
Balance Sheet
December 31, 2008 and 2007

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$79	$79
Total Current Assets	79	79
Total assets	$79	$79

Liabilities and Stockholders’ Equity
Liabilities
Accounts Payable	$183	$-
Borrowings for shareholders	4,571	-
Total Liabilities	4,571	-

Stockholders’ equity
Common stock; par value $0.001; 35,000,000 shares
authorized; 100,000 and -0- shares issued and
outstanding, respectively	100	100
Additional paid in capital	-	-
Retained earnings	(4,775)	21
Total stockholders’ equity	(4,675)	79
Total liabilities and stockholders’ equity	$79	$79

The accompanying notes are an integral part of these financial statements

Exmovere Holdings, Inc.
Statements of Income and Retained Earnings
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$-	$-

Operating and Administrative Expenses	4,754	21

Income (loss) from operations	(4,754)	(21)

Other income (expense)	-	-

Net income (loss)	(4,754)	(21)

Retained Earnings, beginning of year	(21)	-

Retained Earnings, end of Year	$(4,775)	$(21)

Basic and diluted earnings per share	$(0.05)	$(0.00)

Weighted average shares outstanding	100,000	79,167

The accompanying notes are an integral part of these financial statements

Exmovere Holdings, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash Flows Provided from Investing Activities
Net Income	$(4,754)	$(21)
Adjustments to reconcile net Income to net cash
provided (used) by operating activities
Increase in accounts payable	183	-
Net cash provided (used) by operating activities	(4,571)	(21)

Cash Flows Provided from Investing Activities	-	-

Cash Flows Used by Financing Activities
Proceeds from shareholder loans	(4,571)	-
Net proceeds from stock issuance	-	100
Net cash provided by Financing Activities	(4,571)	100

Net increase (decrease) in cash and cash equivalents	-	79

Cash and cash equivalents, beginning of year	79	-

Cash and cash equivalents, end of period	$79	$79

The accompanying notes are an integral part of these financial statements

 Exmovere Holdings, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

1.

Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Exmovere Holdings, Inc., formerly known as Clopton House Corporation, (the “Company”) was formed on December 18, 2006.  The Company’s name change was effective January 30, 2009.  The Company is seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.  The Company currently has no operations or significant cash flows.

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.  Revenues are recognized when earned.  Expenses are recognized in the period in which they are incurred.  The Statement of Income and Retained Earnings presents the operations of the Company for the years ended December 31, 2008 and December 31, 2007.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.  Cash and cash equivalents are stated at cost which approximates fair market value.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the year ended December 31, 2008 the Company did not have any potentially dilutive shares issued or outstanding.

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

2.

Going Concern

The accompanying financial statements have been prepared on the going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has no operations, significant assets or cash flows.  The Company’s continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company who has sufficient resources.

Exmovere Holdings, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

3.

Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.  At December 31, 2008 the Company had 100,000 shares of common stock issued and outstanding.  The Company had no common stock issued and outstanding at December 31, 2007.

4.

Borrowings from Shareholder

During the year ended December 31, 2008, the Company’s sole shareholder, Belmont Partners, LLC, advanced the Company $4,571 to fund expenses of the Company.  At December 31, 2008, the Company owed $4,571 to the sole shareholder.  The advances are unsecured and due on demand.

5.

 Subsequent Events

On January 28, 2009, the company entered into a Common Stock Purchase Agreement (the “Agreement”) with BT2 International, Inc. and Belmont Partners, LLC, whereby Belmont Partners, LLC, as sole shareholder, would sell 100,000 shares of common stock of the Company for $50,000.  In addition, Belmont Partners, LLC will receive a three percent (3%) common stock shares position in the Company.  The Position shall be based on the capital structure of the Company after Vend-In of I.P., as defined in the Agreement. Concurrent with the Agreement, the sole Director, President and Secretary, who is also the managing partner of Belmont Partners, LLC, resigned as Director, President and Secretary of the Company, and David Bychkov was appointed as a Director, President and Secretary of the Company.

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses (the “Licenses”) from BT2 International to Exmovere Holdings, Inc.  In exchange for the Licenses and services to be rendered to the Company, the Company issued an aggregate of 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include: (1) Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs; (2)a biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement; (3)a biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque; (4) a biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement; (5) System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors; and (6) System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.   In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

During February 2009 to April 2009, the Company sold 94,634 common shares under a Rule 506 offering for total proceeds of $141,951.

