Form 10-Q
period 2009-03-31
Exmovere Holdings, Inc.
filed 2009-05-20
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 000-52713

EXMOVERE HOLDINGS, INC.
(Exact Name of Registrant in its Charter)

Delaware	20-8024018
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

1600 Tysons Boulevard, 8th Floor
McLean, VA 22102
(Address of Principal Executive Offices)(Zip Code)

(703) 245-8513
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May19, 2009, there were 15,154,134 shares outstanding of the registrant’s common stock.

Item 1.      Financial Statements

Exmovere Holdings, Inc.
Financial Statements
(Unaudited)

 March 31, 2009

Exmovere Holdings, Inc.
Balance Sheet
(Unaudited)
as at March 31, 2009

	March 31	Dec 31
	2009	2008
Assets
Current Assets
Cash	$19,528	$79

	19,528	79
Other Assets - Intangibles (Note 3 and Note 6)
Technology Licenses	22,504,500	-

	$22,524,028	$79

Liabilities
Current Liabilities
Accounts payable	$1,793	$183
Due to shareholders	-	4,571
	1,793	4,754

Shareholders' Equity
Share Capital

Authorized
35,000,000 Shares with a par value of $0.001

Issued
15,154,134 Shares	15,154	100
Additional Paid-in capital	22,566,148

Retained Earnings (deficit)	(59,067)	(4,775)
	22,522,235	(4,675)

	$22,524,028	$79

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc. Statement of Operations (Unaudited) For the three months ended March 31, 2009
	Three Months Ended
	March 31,
	2009	2008

Revenue	$-	$-

Expenses
General & Administrative	59,046	119

Total expenses	59,046	119

Operating income (loss)	(59,046)	(119)

Other income (expense)
Extuinguishment of shareholder payables	4,754	-
Total other income (expense)	4,754	-

Income (loss) before provision for income taxes	(54,292)	(119)

Provision for income tax	-	-

Net Income (loss)	$(54,292)	$(119)

Basic and diluted earnings per share	$(0.01)	$(0.00)
Weighted average shares outstanding	10,460,967	100,000

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc. Statement of Cash Flows (Unaudited) For the three months ended March 31, 2009

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(54,292)	$(119)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Extinquishment of shareholder payables	(4,754)	$-
Increase (Decrease) in Accounts Payable	1,793	-
Increase (Decrease) in Due to Shareholders	-	119
Net Cash Used on Operating Activities	(57,253)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	76,701	-
Write off old payables and shareholder loan	-	-
Net Cash Provided by Financing Activities	76,701	-

Net (Decrease) Increase in Cash and Cash Equivalents	19,448	-
Cash and Cash Equivalents at Beginning of Period	79	79

Cash and Cash Equivalents at end of Period	$19,527	$79

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Notes to Financial Statements
March 31, 2009 and March 31, 2008

1.    Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed financial statements of Exmovere Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

3.    Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.

•	On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

•
On January 28, 2009 the company issued 15,003,000 common shares as compensation for the Technology Licenses. The Company has adopted the valuation standards in FASB No. 141, paragraphs D2 – D7 as the G.A.A.P. basis for valuing this transaction. This standard requires the Company to determine the fair value of the assets acquired. In order to determine this fair value, the Company must use either a 3rd party independent appraisal or the market value of the shares issued. These options lead us to 2 different valuations:

o
An appraised value of the License as determined by the appraisal done by Evans & Evans, Inc. dated March 31, 2008 (updated on March 27, 2009). This value places the licenses in a range of $27,100,000 to $28,600,000

o
The fair value of the shares issued, based upon the price new common shares were purchased from 3rd party investors. During the 60 day period immediately following the transfer of the licenses into Company, shares were sold at $1.50 per share. This would make the licenses worth 15,003,000 shares @ $1.50 per share or a total of $22,504,500.

•	The Company has adopted the lower of these amounts as their standard for the fair value of this transaction.

•	During the period to March 31, 2009, the Company sold 51,134 common shares under a Rule 506 offering for total proceeds of $76,701.

•	At March 31, 2009 the Company had 15,154,134 shares of common stock issued and outstanding. The Company had 100,000 shares of common stock issued and outstanding at March 31, 2008.

4.    Borrowings from Shareholder

During the year ended December 31, 2008, the Company’s sole shareholder, Belmont Partners, LLC, advanced the Company $4,571 to fund expenses of the Company.  The agreement to sell control of the Company to BT2 International, Inc. required Belmont Partners, LLC to absorb this loan as part of the purchase price. The Company has written this loan off during the period.

5.    Transfer of Technology Licenses

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

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses (the “Licenses”) from BT2 International to Exmovere Holdings, Inc.  In exchange for the Licenses , the Company issued an aggregate of 15,003,000 common shares as compensation for these licenses. Of this total, 13,010,000 common shares were issued to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include: (1) Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs; (2)a biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement; (3)a biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque; (4) a biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement; (5) System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors; and (6) System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.   In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

6.    Intangible Assets

The Company has adopted FASB No. 142 "Goodwill and Other Intangible Assets". FASB 142 requires, among other things, that companies no longer amortize goodwill or intangible assets, but instead test goodwill or intangible assets for impairment at least annually.  In addition, FASB 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of FASB 142.  At March 31, 2009, the Company determined that no impairment exists.

Intangible Asset	March 31, 2009	March31, 2008	Amortization Period

Technology Licenses	$22,504,500	$0	Indefinite
Total	$22,504,500	$0

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in BlueFire’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, BlueFire through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. BlueFire undertakes no obligation to update or revise any forward-looking statements.

PLAN OF OPERATION

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

Limited Operating History

We were formed in December 2006 and we have limited operations upon which an evaluation of our company and our prospects can be based.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan.

Results of Operation

For the quarter ended March 31, 2009, we had $0 in revenue. Expenses for the period totaled $59,046 resulting in a loss of $54,292. Expenses of $59,046 for the period consisted of $59,046 for general and administrative expenses.

For the period ended March 31, 2008, we had $0 in revenue. Expenses for the period totaled $119 resulting in a loss of $119. Expenses of $119 for the period consisted of $119 for general and administrative expenses.

Capital Resources and Liquidity

As of March 31, 2009 we had $19,527 in cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statement

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer and Chief Financial Officer who is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During February 2009 to April 2009, the Company sold 94,634 common shares under a Rule 506 offering for total proceeds of $141,951.

Item 3.      Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended March 31, 2009.

Item 5.      Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of David Bychkov, Principal Executive Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of David Bychkov, Principal Executive Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

Date: May 20, 2009	By:	/s/David Bychkov
President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer