Form 10-Q
period 2009-06-30
Exmovere Holdings, Inc.
filed 2009-08-04
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☒

As of July 29, 2009, there were 15,234,542 shares outstanding of the registrant’s common stock.

Item 1.       Financial Statements

Exmovere Holdings, Inc.

Financial Statements
(Unaudited)

June 30, 2009

Exmovere Holdings, Inc.

Balance Sheet
(Unaudited)

as at June 30, 2009

	June 30	Dec 31
Assets	2009	2008
	$	$
Current Assets
Cash	16,825	79

	16,825	79
Other Assets - Intangibles (Note 3 and Note 6)
Technology Licenses	22,504,500

	22,521,325	79

Liabilities
Current Liabilities
Accounts payable	109	183
Due to shareholders	0	4,571
	109	4,754

Shareholders' Equity
Share Capital

Authorized
35,000,000 Shares with a par value of $0.001

Issued
15,234,542 Shares	15,235	100
Additional Paid-in capital	22,701,699	-

Retained Earnings (deficit)	(195,718)	(4,775)
	22,521,216	(4,675)

	22,521,325	79

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc. Statement of Operations (Unaudited) For the six months ended June 30, 2009

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	2009	2008	2009	2008

Revenue	$0	$0	$0	$0

Expenses
General & Administrative	136,651	215	195,697	334

	136,651	215	195,697	334

Income (loss) before Income tax	(136,651)	(215)	(195,697)	(334)

Other income (expense)
Extinguishment of shareholder payables	-	-	4,754	-
Total other income (expense)	-	-	4,754	-

Income tax	-	-	-	-

Net Income (loss)	(136,651)	(215)	(190,943)	(334)

Basic and diluted earnings per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	15,190,896	100,000	12,840,506	100,000

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc. Statement of Cash Flows (Unaudited) For the six months ended June 30, 2009

	6 months	6 months
	2009	2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income for the period	(190,943)	(334)
Increase (Decrease) in Accounts Payable	(74)	-
Increase (Decrease) in Due to Shareholders	(4,571)	334
Net Cash Used on Operating Activities	(195,588)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	212,334	-
Net Cash Provided by Financing Activities	212,334

Net (Decrease) Increase in Cash and Cash Equivalents	16,746	-
Cash and Cash Equivalents at Beginning of Period	79	79

Cash and Cash Equivalents at end of Period	16,825	79

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Notes to Financial Statements
June 30, 2009 and June 30, 2008

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

•
On January 28, 2009 the company issued 15,003,000 common shares as compensation for the Technology Licenses. The Company has adopted the valuation standards in FASB 141, paragraphs D2 – D7 as the G.A.A.P. basis for valuing this transaction. This standard requires the Company to determine the fair value of the assets acquired. In order to determine this fair value, the Company must use either a 3rd party independent appraisal or the market value of the shares issued. These options lead us to 2 different valuations:

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

•	The Company has adopted the lower of these amounts as their standard for the fair value of this transaction.

•	During the period to March 31, 2009, the Company sold 51,134 common shares under a Rule 506 offering for total proceeds of $76,701.

•	During the period from April 1 to June 30, 2009, the Company sold 80,408 common shares under a Rule 506 offering for total proceeds of $135,633.

•	At June 30, 2009 the Company had 15,234,542 shares of common stock issued and outstanding. The Company had 100,000 shares of common stock issued and outstanding at June 30, 2008.

4.	Borrowings from Shareholder

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

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses (the “Licenses”) from BT2 International to Exmovere Holdings, Inc.  In exchange for the Licenses and services to be rendered to the Company, the Company issued an aggregate of 15,003,000 common shares as compensation for these licenses. Of this total, 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include: (1) Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs; (2)a biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement; (3)a biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque; (4) a biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement; (5) System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors; and (6) System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.   In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

6.	Intangible Assets

The Company has adopted the FASB Accounting Handbook Section 142 "Goodwill and Other Intangible Assets". Section 142 requires, among other things, that companies no longer amortize goodwill or intangible assets, but instead test goodwill or intangible assets for impairment at least annually.  In addition, Section 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of Section 142.

Intangible Asset	June 30, 2009	June30, 2008	Amortization Period

Technology Licenses	$22,504,500	$0	Indefinite
Total	$22,504,500	$0

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended June 30, 2009 and 2008 were computed using 15,190,896 and 100,000 weighted average common shares outstanding, respectively. Basic and diluted earnings (loss) per share for the six months ended June 30, 2009 and 2008 were computed using 12,840,506 and 100,000 weighted average common shares outstanding, respectively.   The Company does not have potentially dilutive shares issued or outstanding.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our Business

We plan to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company's core assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies, originally developed by David Bychkov, Exmovere LLC, Exmocare LLC, Exmogate LLC and BT2 International.

The wristwatches, called the Exmocare Telepath and Exmocare Empath respectively, are intended for mass production and sale to mature adults who need assistance with their daily living and could benefit from the Empath's ability to monitor their own vital signs on a regular basis and the Telepath's ability to transmit data by Bluetooth. In the case of the Telepath, the vital sign results will be monitored by security companies, phone companies, etc. These data will be assessed by the computers that receive the signals, and then that monitor/computer will determine what type of corrective action may be needed on a patient-by-patient basis.

The Exmogate turnstile is a biosensor-enhanced portal device that detects hostility, ensures guard vigilance, and, when required, can block entry. It is intended for development, mass production and sale to government agencies, military bases, foreign embassies and governments, airports and train stations, sports arenas and corporate buildings.

The company also controls intellectual property related to the detection of human emotions from vital sign data collected by biosensors, either embedded or worn. These emotion detection algorithms can be used to detect: like, dislike, stress, relaxation, anger, depression and a multitude of other human emotional states with at least 85% accuracy as compared to self-reporting by test subjects.

Plan of Operations

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

Results of Operation

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

For the three months ended June 30, 2009, we had $0 in revenue. Expenses for the three months totaled $136,651 resulting in a loss of $136,651. Expenses of $136,651 for the three months consisted of $136,651 for general and administrative expenses.

For the three months ended June 30, 2008, we had $0 in revenue. Expenses for the three months totaled $215 resulting in a loss of $215. Expenses of $215 for the three months consisted of $215 for general and administrative expenses.

Six Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

For the six months ended June 30, 2009, we had $0 in revenue. Expenses for the six months totaled $195,697.  Other income from extinguishments of shareholder payables was $4,754, resulting in a loss of $190,943. Expenses of $195,697 for the six months consisted of $195,697 for general and administrative expenses.

For the six months ended June 30, 2008, we had $0 in revenue. Expenses for the six months totaled $334 resulting in a loss of $334. Expenses of $334 for the six months consisted of $334 for general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2009 we had $16,825 in cash.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $380,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Item 1A.      Risk Factors

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2009, the Company sold 80,408 common shares under a Rule 506 offering for total proceeds of $135,633.  Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in June 2009 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

Item 3.         Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2009.

Item 4.         Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

Item 5.        Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.         Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of David Bychkov, Principal Executive Officer and Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. section 1350 of David Bychkov, Principal Executive Officer and Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

Date: August 4, 2009	By:	/s/David Bychkov
President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer