Form 10-Q
period 2009-09-30
Exmovere Holdings, Inc.
filed 2009-11-16
CIK 1394779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-52713

———————

EXMOVERE HOLDINGS, INC.

 (Exact name of Registrant as specified in its charter)

———————

Delaware	20-8024018
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1600 Tysons Boulevard, 8th Floor

McLean, VA 22102

(Address of Principal Executive Offices)(Zip Code)

(703) 245-8513

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of November 12, 2009, there were 15,374,460 shares outstanding of the registrant’s common stock.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Shareholders' Equity

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.      Controls and Procedures

10

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

11

Item 1A.    Risk Factors

11

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.      Defaults Upon Senior Securities

11

Item 4.      Submission of Matters to a Vote of Security Holders

11

Item 5     Other Information

11

Item 6.      Exhibits

12

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Exmovere Holdings, Inc.

Balance Sheet

(Unaudited)

as at September 30, 2009

Assets	Sept 30 2009	Dec 31 2008
Current Assets
Cash	$328,318	$79

	328,318	79
Other Assets - Intangibles (Note 3 and Note 6)
Technology Licenses	22,504,500

	22,832,818	79

Liabilities
Current Liabilities
Accounts payable	13,013	183
Due to shareholders	0	4,571
	13,013	4,754

Shareholders' Equity
Share Capital
Authorized
35,000,000 Shares with a par value of $0.001

Issued
15,374,460 Shares
	15,374	100
Additional Paid-in capital	23,121,472	––

Accumulated deficit during the development stage	(317,041)	(4,775)
	22,819,805	(4,675)

	22,832,818	79

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Statement of Operations

(Unaudited)

For the nine months ended September 30, 2009

	3 months ended	3 months ended	9 months ended	9 months ended	From Inception to Sept 30,

	2009	2008	2009	2008	2009

Revenue	$0	$0	$0	$0	$0

Expenses
General & Administrative	121,323	215	317,020	334	321,795
	121,323	215	317,020	334	321,795

Income (loss) before Income tax	(121,323)	(215)	(317,020)	(334)	(321,795)

Other income (expense)
Extinguishment of shareholder payables	––	––	4,754	––	4,754
Total other income (expense)	––	––	4,754	––	4,754

Income tax	––	––	––	––	––

Net Income (loss)	(121,323)	(215)	(312,266)	(334)	(317,041)

Basic and diluted earnings per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding	15,190,896	100,000	12,840,506	100,000

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Statement of Shareholders' Equity

(Unaudited)

For the six months ended September 30, 2009

				(Deficit) During the Development Stage
			Additional Paid In Capital
	Common Stock
	Shares	Amount			Total

Balance at December 18, 2006	––	$––	$––	$––	$––

Balance at December 31, 2006	––	––	––	––	––

Issuance of common stock
Issued for cash	100,000	100	––		100

Net income (loss)				(21)	(21)

Balance at December 31, 2007	100,000	100	––	(21)	79

Net income (loss)				(4,754)	(4,754)

Balance at December 31, 2008	100,000	100	––	(4,775)	(4,675)

Issuance of common stock
Issued for technology licenses	15,003,000	15,003	22,489,497		22,504,500
Issued for cash-1st quarter	51,134	51	76,650		76,701
Issued for cash-2nd quarter	80,408	81	135,552		135,633
Issued for cash-3rd quarter	139,918	139	419,773		419,912

Net income (loss)	––	––	––	(312,266)	(312,266)

Balance at Sept 30, 2009	15,374,460	$15,374	$23,121,472	$(317,041)	$22,819,805

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2009

			From Inception to Sept 30, 2009
	9 months 2009	9 months 2008

	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income for the period	(312,266)	(334)	(317,041)
Increase (Decrease) in Accounts Payable	12,830	––	109
Increase (Decrease) in Due to Shareholders	(4,571)	334	––
Net Cash Used on Operating Activities	(304,007)	––	(316,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	632,246	––	212,434
Net Cash Provided by Financing Activities	632,246	––	212,434

Net (Decrease) Increase in Cash and Cash Equivalents	328,239	––	(104,498)
Cash and Cash Equivalents at Beginning of Period	79	79	––

Cash and Cash Equivalents at end of Period	328,318	79	(104,498)

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Notes to Financial Statements

September 30, 2009 and September 30, 2008

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

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.  Revenues are recognized when earned.  Expenses are recognized in the period in which they are incurred.  The Statement of Income and Retained Earnings presents the operations of the Company for the 3 months ended September 30, 2009 and September 30, 2008.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the 3 months ended September 30, 2009 the Company did not have any potentially dilutive shares issued or outstanding.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains all of its cash balances with one financial institution.

Foreign Currency Translation

The Company’s functional currency is the United Sates dollar and the reporting currency is the United States dollar.  Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year.  Gains and losses on translations are included in income.

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

•

During the period to July 1 to September 30, 2009, the Company sold 139,918 common shares under a Rule 506 offering for total proceeds of $ 419,913

•

At September 30, 2009 the Company had 15,374,460 shares of common stock issued and outstanding.  The Company had 100,000 shares of common stock issued and outstanding at September 30, 2008.

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

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses (the “Licenses”) from BT2 International to Exmovere Holdings, Inc.  In exchange for the Licenses to the Company, the Company issued an aggregate of 15,003,000 common shares as compensation for these licenses. Of this total, 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick.   This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include: (1) Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs; (2)a biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement; (3)a biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque; (4) a biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement; (5) System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors; and (6) System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media.   In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

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

Intangible Asset	September 30, 2009	September30, 2008	Amortization Period
Technology Licenses	$22,504,500	$0	Indefinite
Total	$22,504,500	$0

7.

Property, Plant and Equipment

The Company has adopted a policy for recording the cost and amortization of property, plant and equipment, as follows:

Property, plant and equipment are recorded at cost. When assets are replaced or disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses are recognized in the period realized. Repairs and maintenance costs are expensed as incurred. Amortization is provided over the useful lives using the following methods and annual rates:

Computer equipment	- 30% declining balance basis
Computer software (purchased)	- 30% declining balance basis
Furniture & fixtures	- 20% declining balance basis

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

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses from BT2 International to the Company. In exchange for the Licenses transferred to the Company, the Company issued an aggregate of 15,003,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert

Doornick. This transfer provides Exmovere Holdings, Inc. with the exclusive world rights to the technologies developed by Exmovere, LLC, Exmocare, LLC and Exmogate LLC and include:

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

Results of Operation

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

For the three months ended September 30, 2009, we had $0 in revenue. Expenses for the three months totaled $121,323 resulting in a loss of $121,323. Expenses of $121,323 for the three months consisted of $121,323 for general and administrative expenses.

For the three months ended June 30, 2008, we had $0 in revenue. Expenses for the three months totaled $215 resulting in a loss of $215. Expenses of $215 for the three months consisted of $215 for general and administrative expenses.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended June 30, 2008

For the Nine Months ended September 30, 2009, we had $0 in revenue. Expenses for the Nine Months totaled $317,020 resulting in a loss of $317,020. Expenses of $317,020 for the Nine Months consisted of $312,266 for general and administrative expenses.

For the Nine Months ended June 30, 2008, we had $0 in revenue. Expenses for the Nine Months totaled $334 resulting in a loss of $334. Expenses of $334 for the Nine Months consisted of $334 for general and administrative expenses.

Capital Resources and Liquidity

As of September 30, 2009 we had $328,318 in cash.

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

Our management is Our Chief Executive Officer and Chief Financial Officer who are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Item 1A.

 Risk Factors

Not Applicable

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Equity transactions for the nine months ended September 30, 2009 are incorporated by reference to Part 1 – Financial Information – Notes to the Financial Statements. Note 3 “Common Stock”.

Item 3.

Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

Item 5

Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.

Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of David Bychkov, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of David Bychkov, Principal Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of David Bychkov, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. section 1350 of David Bychkov, Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

By:	/s/ DAVID BYCHKOV
David Bychkov President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Principal Accounting Officer

Date:  November 16, 2009

13