Form 10-K
period 2009-12-31
Exmovere Holdings, Inc.
filed 2010-05-05
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Exmovere Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	000-52713	20-8024018
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year:  $0.

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of September 9, 2009 was $6,861,571.50.

Number of the registrant’s Common Stock outstanding as of December 31, 2009: 15,674,816

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to the development and refinement of our products;
•	risks related to government regulation;
•	risks related to the production and manufacture of our products;
•	risks related to doing business in foreign jurisdictions, including general political risks;
•	risks related to the potential loss of key employees or members of management;
•	risks related to the infringement upon, improper use or misappropriation of our products, product designs and methods and processes of doing business;
•	risks related to general economic conditions and an overall downturn in the economy, including a decrease in demand for our or similar products;
•	risks related to the potential claims of competitors or others claiming or disputing our right to manufacture, sell or distribute our products;

•	risks related to our potential failure to acquire suitable distribution or retail opportunities for our products;
•	risks related to competitors preventing our products from being distributed or hampering their distribution;
•	risks associated with potential design and manufacturing flaws or defects in our products;
•	risks related to ineffective internal controls over financial reporting; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

As used in this Annual Report, the terms “the Company,” "we," "us" and "our" mean Exmovere Holdings, Inc. unless the context clearly requires otherwise.

PART I

ITEM 1    BUSINESS

The Company was incorporated in the State of Delaware on December 18, 2006 as Clopton House Corporation (“Clopton House”).   Based on the Company’s Form 10-SB filed July 9, 2007, Clopton House was a blank shell.  Pursuant to the terms of a certain Stock Purchase Agreement dated January 28, 2009 (the “Purchase Date”) between BT2 International, Inc. (“BT2 International”), Belmont Partners, LLC (“Belmont”) and Clopton House (the “Stock Purchase Agreement”), BT2 International purchased a total of 100,000 shares of the issued and outstanding common stock of Clopton House (the “Purchase”), from Belmont in exchange for cash and a three percent common stock interest in the Company after taking into account the transfer of certain licenses, as discussed in more detail below. The total of 100,000 shares represented 100% of the shares of issued and outstanding common stock of the Company at the time of transfer.

Concurrent with the Purchase, David Bychkov was appointed as a Director, President and Secretary of the Company and Joseph Meuse, the managing partner of Belmont, resigned as Director, President and Secretary of the Company.  Immediately, David Bychkov appointed a new Board of Directors, a new Secretary and a new management team.  On the Purchase Date, the new Board of Directors approved a) the issuance of an additional 15,003,000 common shares, making the total outstanding shares 15,103,000 and b) the purchase of technology licenses (the “Exmo Licenses”) owned by BT2 International.  In exchange for the Exmo Licenses, the Company simultaneously, issued an aggregate of 2,910,000 common shares to BT2 International, 4,800,000 shares to David Bychkov, 4,800,000 shares to Cheyenne Crow, 500,000 shares to Robert Doornick and an additional 1,540,000 shares to other individuals or entities instrumental in the development of the technology, each of which own directly or indirectly less than 5% of the Company.  Initially 11,640,000 shares were issued to David Bychkov and he simultaneously issued 6,840,000 shares to those individuals identified in the prior sentence based on prior obligations for their work on development of the licenses. Belmont received 453,000 of the newly issued shares of Exmovere pursuant to the terms of the Stock Purchase Agreement, which required Belmont to receive a three percent (3%) interest in the Company after the transfer of the Exmo Licenses (in the Stock Purchase Agreement this was described as the 3% post Vend-in of IP interest).  The purchase transactions (of both the stock and the licenses) were between unrelated third parties.

Our Business Goals

We are a company that is still in the development stage. The Company plans to acquire, develop and market products that have a focus on healthcare, security, and transportation and to also purchase and integrate existing, profitable healthcare businesses.  The Company’s Exmo Licenses relate to devices which analyze, translate, record and transmit biological variables such as electric potentials, body movement, body temperature, body fluids, chemical concentrations, emotions etc. into electrical signals and are known as “biosensors”.  More specifically, the Company owns licenses to the technology for  biosensor wristwatches, biosensor turnstiles, biosensor computer mouses, biosensor steering wheels and systems to detect emotions from such biosensor products and other related technologies.  The technology was originally created by David Bychkov and developed by Mr. Bychkov, Mr. Crow, Mr. Doornick and others through the following entities; Exmovere LLC, Exmocare LLC, Exmogate LLC and BT2 International.  In December of 2009, the Company purchased the exclusive right to use patents owned or controlled by Sensatex, Inc. involving advanced textile technology and the monitoring of the vital signs of infants (the “Sensatex Licenses”).

The Company has an additional business objective to provide affordable, high quality treatment of non-life threatening ailments to individuals and increase shareholder value by purchasing the assets, including without limitation, fixed assets, established clientele and other goodwill, of existing successful clinical facilities throughout the United States.  Subsequent to the end of the year, as disclosed in its 8K filed April 29, 2010, the Company did establish a subsidiary called Clinica of Virginia, LLC, a Virginia limited liability company (“Clinica”) and entered into a letter of intent to purchase one of such clinical facilities in Virginia.

Our Products

The biosensor wristwatches, called the Telepath (“Telepath”) and Empath (“Empath”) respectively, are intended for mass production and sale to mature adults who need assistance with their daily living and could benefit from the Empath’s ability to monitor their own vital signs on a regular basis and the Telepath’s ability to transmit data by Bluetooth.  Bluetooth is a wireless protocol that uses short-range communications technology to help transmit data over short distances from fixed and/or mobile devices, creating wireless personal area networks that licensed and registered by Bluetooth SIG.  The Company is registered and licensed to use Bluetooth.  In the case of the Telepath, the vital sign results will be monitored by security companies, phone companies, etc. These data will be assessed by the computers that receive the signals, and then that computer will determine what type of corrective action may be needed on a patient-by-patient basis.

The Exmogate Turnstile (“Exmogate Turnstile”) is a biosensor-enhanced entry device similar to a subway turnstile or a metal detector except that it detects hostility, ensures guard vigilance, and, when required, can block entry.  It is intended for development, mass production and sale to government agencies, military bases, foreign embassies and governments, airports and train stations, sports arenas and corporate buildings.

The Exmovere Mouse (the “Exmovere Mouse”) is a standard mouse with built–in electronics capable of measuring GSR and heart rate of a person who places his/her hands on the surface of the mouse.  The Exmovere Car Steering Wheel (the “Steering Wheel”) is steering wheel with embedded metal electrodes (an electrode is a conductor or medium by which an electric current is conducted from metal to another medium, such as a cell, body or apparatus) that act as skin responsive sensors that can read skin response, heart rate and environmental data.

Exmovere’s Exmobaby (“Exmobaby”) is a new product in the development stages that the Company is developing using the Sensatex Licenses.  The Exmobaby is a type of garment for infants that will use biosensor technology to allow parents to monitor their infant’s vital signs from another location.

The Company’s Licenses also include intellectual property related to the detection of human emotions from vital sign data collected by internal or external biosensors.  These emotion detection devices may be used to detect: like, dislike, stress, relaxation, anger, depression and a multitude of other human emotional states with more reliable results when compared to self-reporting by test subjects.

Exmovere’s Chariot (“Chariot”) is a Segway-based upright mobility device that surrounds the user’s thighs, hips and legs in a kind of cocoon. The user’s hands, arms and chest remain free to do whatever is desired. This would position the vehicle as a direct competitor to existing sit-down scooters marketed to obese, elderly and limited mobility persons.

Product Status

We have solicited bids from contractors in South Korea and China to continue the company's ongoing development of a commercially viable wireless biosensor wristwatch.  If we do not qualify for the FDA 510k exemption (explained in more detail under “Government Regulation”), we expect to have a prototype suitable for conducting an FDA 510k case study in 2010.  It will cost approximately $1 Million able to engage a suitable contractor to assist with completion of this process.With respect to the system to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media. the company has completed software that is able to filter, manipulate and record data for these purposes.  This software is housed on a secure server and is only accessible by management and/or consultants under non-disclosure agreements. The software is not-patentable.

The Company has completed software that is able to filter, manipulate and record data that detect human emotions from the Telepath and Empath. This software is housed on a secure server and is only accessibly by management and/or consultants under non-disclosure Agreements.  Software is not-patentable.  This software requires no further development.

The Exmogate Turnstile has completed its mechanical design phase.  If the Exmogate Turnstile is not exempted from the FDA 510k rules, we estimate that we will need at least another $1 Million to complete a prototype worthy of a potentially required FDA 510k case study for medical device certification. If the device does not obtain FDA clearance, the device will not be able to be marketed or used in the USA for its intended use without undergoing a case study and certification by the FDA as a medical device. It would otherwise still be able to be marketed for detection of emotional states, such as hostility, anger and panic.  We are primarily pursuing government grants and contracts as a means of funding development and production of this device.  The cost of identifying and preparing a proposal for each grant or contract opportunity is approximately $25,000.  We intend to pursue at least 4 such opportunities per year for this device.

The Company has only produced prototypes of the Chariot, which demonstrate that the product functions and is a tool in marketing the product to potential distributors.  The Chariot is not yet in a form for consumer use or in a form to be submitted to any applicable regulatory agencies.  The Company is actively seeking relationships with companies that might be interested in distributorships prior to increasing expenditures on this product.  The Company entered into a distributorship agreement in November of 2009 with Horizon International Corporation for distribution of the Chariot and the Telepath wristwatch in Canada; however, Horizon defaulted under that agreement which agreement and default are more specifically addressed in the Form 8k filed on March 3, 2010. The Company has entered into several non-disclosure agreements with companies that are evaluating the Chariot’s potential and considering distributorships now.

The Exmogate Turnstile has completed its mechanical design phase.  If the Exmogate Turnstile is not exempted from the FDA 510k rules, we estimate that we will need at least another $1 Million to complete a prototype worthy of a potentially required FDA 510k case study for medical device certification. If the device does not obtain FDA clearance, the device will not be able to be marketed or used in the USA for its intended use without undergoing a case study and certification by the FDA as a medical device. It would otherwise still be able to be marketed for detection of emotional states, such as hostility, anger and panic.  We are primarily pursuing government grants and contracts as a means of funding development and production of this device.  The cost of identifying and preparing a proposal for each grant or contract opportunity is approximately $25,000.  We intend to pursue at least 4 such opportunities per year for this device.

The Company has completed software that is able to filter, manipulate and record data that detect human emotions from the Exmogate Turnstile. This software is housed on a secure server and is only accessibly by management and/or consultants under non-disclosure Agreements.  Software is not-patentable.  This software requires no further development.

The Steering Wheel’s product’s development is complete.  The Company needs $1,000,000 to collect test subject data from this product and to license this technology to automotive steering wheel manufacturers and does not plan to incur the expense at this time.

The Exmovere Mouse is currently in mechanical design phase. We have the expertise in biosignal processing to make this device, but we have not successfully completed assembly of a demonstrable prototype yet. We estimate that we need at least $1 Million to complete a prototype worthy of a potentially required FDA 510k case study for medical device certification.  If the device does not qualify for 510k exemption, the device will have to be modified and not be able to marketed or used in the USA for healthcare purposes, but rather for emotion detection purposes, gaming, entertainment and other consumer purposes. The Company would then also seek to market it abroad for explicitly non-medical, non-healthcare purposes.

Industry Participants / Competition

Our wristwatch devices and services (specifically the Telepath) are targeted at the home health monitoring or remote patient monitoring service (RPM), generally considered a branch of tele-medicine that focuses on monitoring a single, or set of, health related indicators of a patient located in his or her home. With the rapid growth of the RPM industry, there are many innovations in the area and firms with larger capitalization and resources have developed products and services that may compete with the Telepath and Empath products.

With regards to the Exmogate Turnstile and the access control market , the Company’s competitors include a  number of development companies, as well as regional and national organizations. Some of them are large corporations with substantially greater resources than the Company.

With regards to Exmobaby, there are large competitors but their products still require active participation and interaction from parents and other caregivers, which is not required for the Exmobaby products.

The Chariot has no known similar competitors that are focusing on the disabled, obese and elderly.  The Chariot will compete with general wheelchair manufacturers and automatic scooter manufacturers.

Marketing & Promotion Strategy

We anticipate receiving full marketing consultation from a company affiliated with Robert Doornick, a member of our board of directors, International Robotics in New York. International Robotics provides public relations and marketing for up and coming technology companies. International Robotics provides media advertising across all media types, including free media.

We believe that a first year total advertising budget of over $2.8 Million for the wristwatches, Chariot, turnstiles and Exmobaby will be necessary to ensure maximum appeal to distributors and end-users. This money will be spent primarily on trade shows, payment to consultants and ads placed on TV and radio. We expect advertising and marketing to continuously represent an expense equal to approximately 25% of the Company’s sales. This will also play a large role in helping us to raise needed capital from private investors.

Distribution Strategy

We believe that cell phone companies, healthcare IT providers and other infrastructure-rich companies will make the best distributors for our wristwatch products.

As part of their licensing agreements, we will place them in direct contact with our manufacturer in China or India. They will be able to order hardware direct from the manufacturer in individually packaged and shrink-wrapped batches of 100,000 at a time. We plan to structure a joint venture with the manufacturer to share profits from this.

We will also provide the distributors with pre-programmed servers and web sites to manage their end users, as well as local language documentation. Distributors will pay all shipping and handling costs. We currently have regular communication with potential distributors, including distributors in the following sectors; fitness/consumer retail, telecommunications, health care/information technology, medical supply/services, pharmaceutical research and government/military.

The Company plans to manufacture the Chariot and enter into distribution agreements to sell the products.  The distributors will be required to spend a minimum amount on marketing the Chariot.  The Company will enter into service agreements with the distributors.

We intend to primarily market the Turnstile through the U.S. General Services Administrations (GSA) schedules, through building security supply catalogs and directly to corporate/agency security directors.

The Company plans to market the Exmobaby worldwide by approaching major retailers and baby clothes designers around the world to supply them the product we designed or a product custom designed to their specifications.

Research & Development

Both the Telepath and the Empath are currently in the alpha stage. That means we know that the device can detect heart rate and other vital signs at least as accurately as the BT1 and has superior battery life.  An alpha stage product refers to a device that is used internally by a research group as a proof of concept when considering pursuit of a patent and/or further development towards a commercial product.  The BT1 is the name of the first wristwatch made by Exmocare.  It stands for Bluetooth Model Number 1.  The BT1 was fully developed; however, the Company has chosen to focus on the more advanced models that we call the Telepath and Empath.  When discussing wireless products such as those that use the Bluetooth wireless standard, there is a certification involved.  Bluetooth is a trademark and technology controlled by the Bluetooth SIG.  Before commercializing a new product using Bluetooth, one must register and have it certified as compliant by the Bluetooth SIG.  The Company is registered and certified with Bluetooth SIG.

In order to make the Empath and/or Telepath shippable as a product to customers, several things are needed:

·  Higher grade plastic parts are needed for the casing;
·  An onboard digital display and onboard digital signal processing are needed to sift through the data without having to upload it to a computer first;
·  Higher grade lithium ion batteries are needed to further increase battery life to at least 48 hours of continuous usage;
·  Integration of movement and other sensors are needed to make the product shippable.

We have the necessary intellectual property (i.e., software, firmware, drawings, photographs, prototypes, schematics, websites, data, documentation and usage of the trademarked Exmovere brand) to do these steps and will require an additional $2 Million for production of inventory, development of a sales force and marketing to wireless service providers, retailers and other potential distributors.

It will take six months from the time of negotiating vendor agreements until completion of any potentially required FDA case study and an additional six months to build inventory, presuming that we can in some way resolve the expected costs of $2 Million through either cash, stock or royalty payment to vendors.  If the FDA requires a clearance application as a medical device and then rejects our application, we may have to spend an additional six months on development of a new prototype before we can apply again.

The Exmogate Turnstile prototype is complete. The estimated total cost involved in marketing the Exmogate Turnstile to the GSA and its target market is $1 million.  Assuming that the Company is able to raise capital at the same rate that it has in the first 3 quarters of 2009, the Company will be forced to seek out vendors that will accept restricted shares in the Company and royalties from future sales as a substantial portion of their compensation.  The Company will likely need at least six months to find such vendors.  After locating vendors, the Company will need at least a year to work with vendors to get a potentially required FDA 510k case study prototype completed.  From that point it will take at least six months to validate our test results that the device can detect unhealthy and hostile persons by stationing the prototype at various prisons, insane asylums, hospitals and specialized research centers where appropriate data can be collected on drug addicts, mental patients, terrorists and other threats to society for a total time of two years.  If we are required by the FDA to apply for clearance as a medical device but our application is denied, we will have to narrow the Exmogate Turnstile’s applications to diagnostics unrelated to health of the persons that pass through it.  That will substantially narrow the appeal of the device.

The Company has a functioning prototype of the Chariot. In order to complete a product that is ready for regulators and the consumer market, we will have to a) perform studies, b) enter into a licensing agreement with Segway Inc. for technology related to, among other things, its smart and long life rechargeable battery and c) produce a consumer-ready prototype.  The total cost is estimated between 2-3 million dollars. Our strategy with the Chariot is to enter into distributor agreements whereby the distributor provides the capital to complete each unit and the distributor engages in the marketing.  There is no guarantee that we will be able to enter into a licensing agreement with Segway Inc. and if we do not, it will affect the marketability of our product.

Steering Wheel: We need to collect data on at least 1000 test drivers under the influence of alcohol, caffeine and distracting stimuli to validate our hypothesis that the device can detect sleepy, drunk and/or distracted drivers.  To recruit and test this device to that point will cost $1 Million.  The time to recruit will be at least three months. From this point it will take another three months to collect and analyze the data for a total of six months.  If the data suggests that hardware or software changes are needed, that may disrupt our ability to sell a license on the technology and additional months of development may be needed.

Exmovere Mouse:  The Exmovere Mouse needs at least six months of continued mechanical and industrial design work that the Company cannot currently pay for.  If the Company can find a vendor willing to work for stock and/or accept royalties on sales as partial compensation, the Company will be able to complete a potentially required FDA 510k case study in nine months.  Presuming that the device can reliably detect heart rate from a user without requiring two-handed contact, despite movement artifacts caused by the hand that uses it, the Company will have a device that is practical for monitoring vital signs remotely.  If the device is not able to detect heart rate with only one handed contact, it will be useful for other applications such as gaming and enhanced online chat functions.  In other words, if the mouse is unable to meet the FDA 510k requirements and/or it requires two handed contact, it will have to be modified and marketed only as a novelty/entertainment product.  It will not be a biomedical or biofeedback product.

The Exmobaby is still in the development stage.  The research has been completed but the products have to be developed.  It will take at least $1 million to develop a sufficient product line to market to retailers.

Governmental Regulation

Our products have been designed to comply with FDA 510k Exemption Code Sec. 882.5050 Biofeedback device. Biofeedback is a non-medical process that involves measuring a subject's specific and quantifiable bodily functions such as blood pressure, heart rate and brainwaves.  Biofeedback is a process that enables an individual to learn how to change physiological activity for the purposes of improving health and performance. Precise instruments measure physiological activity such as brainwaves, heart function, breathing, muscle activity, and skin temperature. These instruments rapidly and accurately 'feed back' information to the user.  The presentation of this information — often in conjunction with changes in thinking, emotions, and behavior — supports desired physiological changes. Over time, these changes can endure without continued use of an instrument.  Biofeedback equipment is classified by the FDA as a Class II Medical Device.  Medical devices have varying levels of risks and benefits and the degree of regulation is based on the level of control that the FDA considers being necessary to assure the safety and effectiveness of the device. There are three levels of classification. Class I devices have the lowest level of regulation because they present a minimal level of risk for harm. General controls such as registration, following the Good Manufacturing Practices, and labeling are considered sufficient for ensuring safety and effectiveness. Class II devices are those for which special controls are considered necessary by the FDA for assuring safety and effectiveness and where there are existing methods for providing such assurances.  Special controls can include guidance documents, special labeling requirements (e.g. that certain products are not to be used to make diagnoses), mandatory performance standards, and post market surveillance. Class III devices require the most stringent regulation because insufficient information exists for assuring safety and effectiveness and these devices are generally those that support or sustain human life.

Biofeedback equipment manufactures are generally required to file a 510(k) Premarket Notification so that the FDA can determine if the equipment is 'substantially equivalent' to a legally marketed device that does not require premarket approval.  Unless exempted from premarket notification requirements, persons may not market a new device, under section 510(k), unless they receive a substantial equivalence order from the FDA or an order reclassifying the device into Class I or Class II (section 513(I) of the Act). There is now one exception, and that is for the selling of battery operated biofeedback equipment.  The FDA has the regulatory authority to exempt a Class II device from the 510(k) requirement and has done so for battery operated biofeedback equipment, which it evidently considers to be safe and effective.  The Company believes that its products may qualify under this exemption as each product will be battery operated biofeedback equipment.  Other FDA requirements, such as FDA labeling regulations, must still be met. To market biofeedback equipment to someone other than professionals require the filing of other paperwork with the FDA and their authorization (approval) that it is safe to do so.

If we file a 510(k) application with the FDA, it will take about three months from the date of filing to receive the FDA’s response. The amount of time before we receive the marketing approval, though, is contingent upon the number and extent of the requirements deemed necessary by the FDA. In the event that the FDA requires additional testing to be conducted, the timelines for filing the application and for getting the FDA’s response would be delayed. The FDA may also require us to follow the PMA approval process described above.

Devices which have been developed by the Company, but which have not been approved for commercial distribution in the United States, may be exported if the FDA approves a request from the Company for permission for export. The FDA requires that the Company obtain approval from the foreign country to which the device will be exported and comply with the laws of the foreign country.  Nonetheless, the FDA could still deny permission to export if it determines that export is contrary to public health and safety.  The Company has not submitted such a request to the FDA for the export of its products, and no decision has yet been made whether it will do so in the near future.

The Company is also required to register with the FDA as a device manufacturer. In addition, the Company is required to comply with the FDA's Good Manufacturing Practices regulations. The FDA has authority to conduct detailed inspections of manufacturing plants, to establish "good manufacturing practices" which must be followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, to take regulatory actions against devices that are adulterated and/or misbranded, and to pursue actions in federal court against companies or individuals that violate the Act. The medical device reporting regulations require the Company to provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to death or serious injury if the malfunction were to recur.

The Safe Medical Device Act of 1990 (the "SMD Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The SMD Act gives the FDA expanded emergency recall authority, requires the submission of a summary of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of good manufacturing practices. The SMD Act also requires all manufacturers to conduct post-market surveillance on devices that potentially present a serious risk to human health, and requires manufacturers of certain devices to adopt device tracking methods to enable patients to receive required notices pertaining to such devices they receive.  The Company does not believe that the SMD Act will have a material impact on the Company or its operations.

Federal Acquisition Regulations (FAR):  If Exmovere enters into GSA contracts for its Exmogate Turnstiles, it will have to comply with the FAR.  When a government agency issues a contract or a proposal, it will specify a list of FAR provisions that apply to that contract, which may be numerous. In order to be awarded a contract, a bidder must either comply with the provisions, demonstrate that it will be able to comply with them at the time of award, and/or claim an exemption from them. As an example, Part 30 (which references Cost Accounting Standards) allows for small businesses to be exempt from those requirements; if the bidder can demonstrate that it meets the small business criteria, Part 30 would then not apply.  In many cases, a contract award can be challenged and set aside if a challenger can prove that either the contracting agency and/or the successful bidder did not comply with the contract solicitation requirements, usually so that the challenger can either be awarded the contract in lieu of the original bidder's award of the contract or get another shot at a bid.  If any fraud is found in the process of obtaining, administering or monitoring government contracts, a company could be subject to civil money and criminal penalties.

The U.S. Consumer Product Safety Commission (CPSC) has proposed rules and regulations for children’s sleepwear which will apply to the Exmobaby biosensor pajamas and other apparel manufactured from biosensor-enabled fabrics. The regulations for children’s sleepwear are published in the Code of Federal Regulations (CFR), Title 16, Chapter II. Although these regulations are designed specifically to require children’s sleepwear to meet flammability standards, they are applicable to all children’s sleepwear.  The Federal Trade Commission (FTC) may also have regulations that affect the labeling of the Exmobaby.  16 CFR.303.23 states that where a textile fiber product is made wholly of one fiber or a blend of fibers, the product may be designated according to the fiber content of the principal fiber or blend of fibers, with an exception naming the superimposed or added fiber, giving the percentage of each fiber type in relation to the total fiber weight of the principal fiber or blend of fibers, and indicating the area or section which contains the superimposed or added fiber. 16 CFR 303.24  requires the fiber content of pile fabrics to be stated on the label in such segregated form as will show the fiber content of the face or pile and of the back or base, with percentages of the respective fibers as they exist in the face or pile and in the back or base.  Part 423 of Title 16 addresses care instructions through the use of care labels or other methods.

State Laws Regulating the Corporate Practice of Medicine:  Many states but not all prohibit what is generally referred to as the "corporate practice of medicine" ("CPOM"). Although they vary from state to state, CPOM prohibitions generally do not allow a business corporation to practice medicine or employ a physician to provide professional medical services. CPOM prohibitions may be found in state statutes or regulations or they may develop from court decisions or state Attorney General Opinions.  Oftentimes, CPOM prohibitions include exceptions.  It is important for corporate owned clinical facilities to understand their CPOM laws, as it will determine what type of relationship they may have with physicians (i.e., employment versus independent contractor).

Patents and Trademarks

The critical piece of intellectual property involved in our business model is the digital signal processing software, heart rate libraries. While the hardware and processes are patent pending, the critical portion that has to be protected is our internal software.

The following are the provisional patents applicable to the Exmo Technology:

1.           Biofeedback Automotive Steering System Provisional Patent Application filed by Exmovere Holdings, Inc. with David Bychkov, as inventor, on October 14, 2009 which relates to a biosensor device to be placed in the steering wheels of vehicles which would be helpful to drivers in measuring their emotional reactions while driving the vehicle.  The device is designed to make cars sensitive to the moods, feelings and emotions of the driver and occupants.

2.           Biosensor Wristwatch Provisional Patent Application filed by Exmovere Holdings, Inc. with David Bychkov, as inventor, on October 14, 2009 which relates to a way to detect heart rate from a moving wristwatch worn device, which device makes it possible to monitor physiological and emotional conditions in the form of a wristwatch, while the wearer is running, exercising, shaking or performing any other routine activities.

3.           Biofeedback Turnstile Provisional Patent Application filed by Exmovere Holdings, Inc. with David Bychkov, as inventor, on October 14, 2009 which relates to a portal device that makes it possible to keep hostile, psychologically or physiologically agitated and/or other suspicious persons from gaining entry to a location without first meeting certain psychological or physiological parameters.

A provisional patent is not reviewed by the United States Patent Office unless a non-provisional patent application is submitted within 1 year.  We have an assignment of Trademark Application Serial No. 78686527 for the Exmovere brand which was assigned from Exmovere LLC to the Company.  We have no copyrights registered with the Library of Congress.

Employees

As of December 31, 2009, we have 2 full time employees, and plan to employ more qualified employees in the near future.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2009, the written consent of a majority of the shareholders was obtained to approve the sale of the outstanding stock of the Company to BT2 International.  On January 28, 2009, the written consent of a majority of the shareholders was obtained to issue the 453,000 shares to Belmont Partners.  No other matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2009.

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

No equity securities of the Company were purchased by the Company.

Holders of our Common Stock

As of December 31, 2009, a total of 15,674,816 shares of the Company’s common stock are currently outstanding held by approximately 104 shareholders of record.

Recent Sales of Unregistered Securities.

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses from BT2 International to Exmovere Holdings, Inc.  In exchange for the licenses to be rendered to the Company, the Company issued an aggregate of 15,003,000 common shares to Belmont Partners, BT2 International, David Bychkov, Cheyenne Crow Robert Doornick, and other individuals and entities instrumental in the development of the licenses.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In March 2009, we completed a Regulation D Rule 506 offering in which we sold 120,919 shares of common stock in 49 sales to 47 different investors, at a price per share of $1.50 for an aggregate offering price of $181,378.50.  Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in March 2009 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

In June 2009, we completed a Regulation D Rule 506 offering in which we sold 77,820 shares of common stock to 8 investors, at a price per share of $2.50 for an aggregate offering price of $194,550.  Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in June 2009 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

In September 2009, we completed a Regulation D Rule 506 offering in which we sold 175,909 shares of common stock to 12 investors with one investor also purchasing as custodian for three other shareholders for a total of 15 investors, at a price per share of $3.50 for an aggregate offering price of $615,681.00.  With respect to each of the three Regulation D Rule 506 Offerings;

1.
At the time of the offerings we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

2.
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

3.	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.
4.	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Pursuant to the Sensatex License Agreement we issued 200,000 shares of our Common Stock to Sensatex in exchange for the rights and licenses granted pursuant to the Sensatex License Agreement. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

ITEM 6.

Not applicable.

ITEM 7.    MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

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

Plan of Operations

The mission of the Company is to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company’s main assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies, originally developed by David Bychkov through or in conjunction with the Exmocare Companies and BT2 International.  The Company also has recently acquired an exclusive license to use advanced textile and infant vital sign monitoring technology in the development of one of its products. The Company distributed 200,000 shares to Sensatex in exchange for said license.

On January 28, 2009, the Company’s Board of Directors approved the transfer of technology licenses from BT2 International to the Company.  In exchange for the Licenses to be rendered to the Company, the Company issued an aggregate of 15,003,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick, and a number of other individuals instrumental in the development of the operations.   In compliance with the Purchase Agreement, the Company was required to give 453,000 of those shares to Belmont Partners.  The license transfer provided Exmovere Holdings, Inc. with the exclusive world rights to the Exmo Technology and include:

1.
Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs.

2.	A biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement.

3.	A biosensor enhanced turnstile to detect galvanic skin response, skin temperature and relative movement.

4.	Biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement.

5.	System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile and above mentioned mouse.

6.	System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media from the above mentioned products.

David Bychkov owns all of the Exmo Technology.  The Company’s interest is an exclusive, irrevocable license to use the Exmo Technology in its business model.  The Exmo Technology has been developed over a period of about 10 years, based upon the research and science of David Bychkov individually and then operating as Biograph North America, LLC (“Biograph”).  Biograph was  organized in 2003.  Its name was subsequently changed to Exmovere LLC, a Delaware limited liability company (“Exmovere LLC”).  Subsequently, Mr. Bychkov also organized two additional companies, Exmogate LLC, a Delaware limited liability company (“Exmogate”) and Exmocare LLC, a Delaware limited liability company (“Exmocare”) as a means of using the intellectual assets he created in other similar applications.  Exmogate is a subsidiary of Exmovere LLC.  David Bychkov is the majority owner of Exmovere LLC (collectively Exmocare, Exmovere LLC and Exmogate are hereinafter referred to as the “Exmocare Companies”).   During the completion of these products, Mr. Bychkov became aware that the structure of Exmocare Companies was not conducive to marketing products of this nature and he sought alternatives.  Mr. Bychkov entered into a business relationship with BT2 International so that BT2 International could convert Mr. Bychkov’s intellectual property into intellectual assets that could be used to create revenue.  Cheyenne Crow, Robert Doornick and BT2 International’s leaders, Delbert Blewett and Joseph Batty, worked with Mr. Bychkov’s intellectual property for over two years to develop a plan that would add the other items, such as marketing and prototype development, necessary for this transition. The final distribution of the shares in the Company reflects this effort and the necessary mix of experience and talent the Company needs to become a successful business.

Once Mr. Bychkov’s intellectual property (i.e. the Exmo Technology) was developed into marketable products, it was determined that the structure of the Exmocare Companies was not an appropriate method to create a working business model.  By resolution dated December 1, 2007, the Exmocare Companies transferred the Exmo Technology that was owned by the Exmocare Companies to Mr. Bychkov.

On June 8, 2008, Mr. Bychkov granted BT2 International an exclusive license to use the Exmo Technology with the rights to manufacture and market the products from his intellectual assets (the “License Agreement”).  After several months of strategic analysis and planning, BT2 International and Mr. Bychkov adopted a business plan whereby a new public company would be acquired (Exmovere Holdings, Inc.) to commence the commercialization of the License Agreement.  The License Agreement is attached as an exhibit to this registration statement.  BT2 International is a private company and it is not related to the Exmocare Companies, Mr. Bychkov, Belmont Partners, and except for its minority stock ownership, the Company.  Belmont Partners Inc. is a private company with no relationship to the Exmocare Companies, David Bychkov or BT2 International and except for its minority stock ownership, the Company.

On the Purchase Date, the Exmo Licenses were transferred to the Company.  In exchange for the Exmo Licenses, the Company simultaneously issued an aggregate of 15,003,000 common shares.  As required by the Purchase Agreement, Belmont Partners was to receive its 3% interest in the Company after the licenses were transferred to the Company and thus at that time Belmont Partners received its 453,000 shares as the full remainder payment due for the purchase of Clopton House.  13,010,000 common shares were distributed to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick and an additional 1,540,000 shares were distributed to other individuals or entities instrumental in the development of the technology, each of which other individuals or entities own directly and/or indirectly less than 5% of the Company.  The final distribution of the shares in Exmovere Holdings among Mr. Bychkov (about 32%), Cheyenne Crow (about 32%), BT2 International (close to 19%) and the other individuals, reflected the huge effort involved in developing Mr. Bychkov’s Exmo Technology and the necessary mix of experiences and talent the Company needed to become a successful business.

On December 10, 2009, the Company entered into a Technology License Agreement with Sensatex, Inc., a Delaware corporation (the “Sensatex License Agreement”).  Pursuant to the Sensatex License Agreement, the Company has been given a revocable, exclusive, worldwide right and license to manufacture, have manufactured, use, offer to sell, sell and develop Sensatex’s patents for advanced textile materials and the monitoring of vital signs of infants (collectively the “Sensatex Technology”) to use with the Company’s Exmobaby product in the field of medical and non-medical pediatric applications for children 6 years old and younger, including children’s clothing and remote child monitoring applications. Sensatex owns all right, title and interest in the Sensatex Technology. The Company will own all right title and interest in any technology developed made or otherwise created solely by employees and consultants of the Company using the Sensatex Technology.

Finally, the Company will seek to acquire controlling interests in existing urgent care clinics across the US. This suite of products, technologies and assets will enable us to build a brand that stands for humane treatment of the elderly and infirm, security based on universal biological traits as opposed to racial or ethnic factors, and mobility that inspires the imagination. Exmovere intends to raise significant capital to launch these products and begin the acquisition process.

Results of Operations

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

We did not realize any revenues in either 2009 or 2008.

Expenses

In 2009 we had $453,030 in general and administrative expenses and 61,927 in research and development expenses for a total of $514,957 in expenses.  The increases in most categories reflect an overall expansion of our business in 2009 in an effort to bring proprietary products to market and identifying, evaluating and entering into agreements to purchase and resell various biotechnology related products.

Income (loss)

In 2009, after extinguishment of shareholder payables, our net loss was $510,203.  In 2008, our net loss was $4,754.

Capital Resources and Liquidity

As of  December 31, 2009 we had $476,732 in cash.   We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. We estimate that we may need 10-15 million dollars over the next 12 months to complete research and development and marketing of our products.  We currently are not generating revenue; therefore the only means we will have to fund those needs is by raising additional capital, leases of our licenses to distributors or loans.  If we have to comply with more regulatory requirements than expected, we may need another 1 – 2 million dollars. We have entered into the Sensatex License Agreement, which requires royalties to be paid to Sensatex from certain earnings from our Exmobaby product; however that agreement does not impose any requirements on the Company to make any specific earnings, obtain any additional capital or to incur any specific expense in addition to that already incurred in acquiring the Sensatex License.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates. Significant assumptions that are susceptible to change include the estimated useful life and valuation of patents and trademarks.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have any material impact on its financial statements and required disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FAS 157-4 to have any material impact on its financial statements or required disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have any material impact on its financial statements or required disclosures.

In June 2009, the FASB issued SFAS 168, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-K Annual Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-11 located at the end of this annual report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal year, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the fiscal year of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Effective January 28, 2009, the following persons were appointed as members of the Board of Directors:

Name	Age	Position
David Bychkov	31	Chairman
Delbert G. Blewett	75	Director
Robert Doornick	64	Director
Joseph Meuse	39	Director
Cheyenne Crow	44	Director

 The business background descriptions of our directors as of December 31, 2009 are as follows:

David Bychkov has worked as an inventor, entrepreneur and psycho-physiologist since 1999. He is currently ABD (ABD stands for All But Dissertation status and it is an academic term that refers to a doctoral candidate that has completed his coursework but who has not yet defended his dissertation.  David Bychkov has completed his doctoral coursework at the European Graduate School in Saas-Fee, Switzerland and is currently writing his dissertation.  He will defend his dissertation and graduate in June, 2010) in the Philosophy of Neuroscience at the European Graduate School in Saas Fee, Switzerland.  He completed his Master’s Degree there in 2005. He also holds a Bachelor’s Degree from the University of Chicago. Mr. Bychkov also served as Professor of Holographic Cinema and Director of the Laboratory of Psychophysiology at Universita’ dell’ Immagine in Milan, Italy from 1999-2006.

Cheyenne Crow served as Director of Publications for Graphic Publications Inc. in 1989, where he directed international and USA staff. In 1991, he joined Emhart Corporation/Black and Decker Corporation. There he was a Director of Sales, Marketing, Worldwide Publications and Communications related to international defense, health, and special security projects for NASA, the Executive Office of the President, EPA, NSA, CIA, DOT, DOE, DOH, FAA and others. In 1996, he launched his own international communications company called Cheyenne E-Digital. At E-Digital, Cheyenne directed projects for various government agencies, non-profits, foundations, and Fortune 500 Corporations within the USA, Middle East, Asia, and Latin America.  In 2003, Mr. Crow was appointed Vice President and Chief Operations Officer of Exmovere LLC.  In 2006 he was also contracted to be Chief Operations Officer of both Exmogate LLC and Exmocare LLC.  He has managed Exmocare projects for NASA, the Department of State and other agencies  He has been instrumental in corporate strategy, mergers and acquisitions, strategic business planning, and investor relations on Wall Street. In January, 2009 he became Director, Vice President and Chief Operations Officer of Exmovere Holdings Inc.  Cheyenne assumes a critical role in the corporate management team He has managed Exmovere’s operations, ranging from scientific product development in the defense, health, and transportation sectors.  He is currently based at the company’s world headquarters in the McLean, Virginia.

Robert Doornick is President and Founder of International Robotics Inc., and the Techno-Marketing Alliance. In addition to his work as an inventor of robots, he is also known for developing original marketing strategies.  Mr. Doornick has been President of International Robotics Inc., since at least the year 2005.  It was Doornick’s Keynote Address at a World Conference for the shopping center industry which triggered such intense interest in Techno-Marketing. He has also lectured at The U.S. Space Foundation, New York University School of Business, Fordham University, the International Conference for the Exhibit Industry, the International Council of Shopping Centers, the International Meeting Planners Association, as well as conducting numerous seminars for Fortune 500 Companies.  He became a Director of the Company in January, 2009.

Joseph Meuse is Founder and President of Belmont Partners, an international financial consulting firm and leading provider of public shell vehicles for use in reverse merger transactions since at least the year 2005. He is co-owner of PacWest, LLC, a registered stock transfer agency representing 100 publicly traded issuers, and is a Principal in Global Filings, an Edgarizing Company.  Mr. Meuse has 13 years of financial management and advisory experience and holds Series 7, 24 and 6 licenses.  As of April, 2010, Mr. Meuse is no longer a director.

Delbert G. Blewett is a graduate of the University of Saskatchewan holding the degree of Bachelor of Science in Agriculture and Bachelor of Laws. Mr. Blewett was in the private practice of law for some 30 years directed to commercial and corporate law. Much of the activity was assisting clients in raising capital for their companies, both private and public. Del Blewett retired from his private practice and has served as Secretary of Exmovere since January, 2009.  As of April, 2010, Mr. Blewett is no longer a director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(d)	Appointment of Officers

Effective January 28, 2009, the directors appointed the following persons as our executive officers, with the respective titles as set forth opposite his or her name below:

Name	Age	Positions and Offices Held
David Bychkov	31	Chief Executive Officer, Chief Financial Officer and President
**Delbert G. Blewett	75	Secretary
Cheyenne Crow	44	Chief Operations Officer

The business background descriptions of our officers are as follows:

David Bychkov has worked as an inventor, entrepreneur and psycho-physiologist since 1999. He is currently ABD (ABD stands for All But Dissertation status and it is an academic term that refers to a doctoral candidate that has completed his coursework but who has not yet defended his dissertation.  David Bychkov has completed his doctoral coursework at the European Graduate School in Saas-Fee, Switzerland and is currently writing his dissertation.  He will defend his dissertation and graduate in June, 2010) in the Philosophy of Neuroscience at the European Graduate School in Saas Fee, Switzerland.  He completed his Master’s Degree there in 2005. He also holds a Bachelor’s Degree from the University of Chicago. Mr. Bychkov also served as Professor of Holographic Cinema and Director of the Laboratory of Psychophysiology at Universita’ dell’ Immagine in Milan, Italy from 1999-2006.

Cheyenne Crow served as Director of Publications for Graphic Publications Inc. in 1989, where he directed international and USA staff. In 1991, he joined Emhart Corporation/Black and Decker Corporation. There he was a Director of Sales, Marketing, Worldwide Publications and Communications related to international defense, health, and special security projects for NASA, the Executive Office of the President, EPA, NSA, CIA, DOT, DOE, DOH, FAA and others. In 1996, he launched his own international communications company called Cheyenne E-Digital. At E-Digital, Cheyenne directed projects for various government agencies, non-profits, foundations, and Fortune 500 Corporations within the USA, Middle East, Asia, and Latin America.  In 2003, Mr. Crow was appointed Vice President and Chief Operations Officer of Exmovere LLC.  In 2006 he was also contracted to be Chief Operations Officer of both Exmogate LLC and Exmocare LLC.  He has managed Exmocare projects for NASA, the Department of State and other agencies  He has been instrumental in corporate strategy, mergers and acquisitions, strategic business planning, and investor relations on Wall Street. In January, 2009 he became Director, Vice President and Chief Operations Officer of Exmovere Holdings Inc.  Cheyenne assumes a critical role in the corporate management team He has managed Exmovere’s operations, ranging from scientific product development in the defense, health, and transportation sectors.  He is currently based at the company’s world headquarters in the McLean, Virginia.

Delbert G. Blewett is a graduate of the University of Saskatchewan holding the degree of Bachelor of Science in Agriculture and Bachelor of Laws. Mr. Blewett was in the private practice of law for some 30 years directed to commercial and corporate law. Much of the activity was assisting clients in raising capital for their companies, both private and public. Del Blewett retired from his private practice and has served as Secretary of Exmovere since January, 2009.

**Mr. Joseph Batty replaced Mr. Delbert Blewett as Secretary in April of 2010.

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

ITEM 11.
EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
David Bychkov, President, Chief Executive Officer	2009	$0	0	0	0	0	0	0	$0
Chief Financial Officer and Director	2008	$0	0	0	0	0	0	0	$0

Delbert G. Blewett,	2009	$0	0	0	0	0	0	0	$0
Secretary and Director	2008	$0	0	0	0	0	0	0	$0

Cheyenne Crow,	2009	$0	0	0	0	0	0	0	$0
Chief Operations Officer, Director	2008	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP .

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.  As of December 31, 2009, no amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.
.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (2)
David Bychkov(1)	4,875,683	31.1%
BT2 International, Inc.(3)	3,010,000	19.2%
Belmont Partners, LLC(4)	453,000	2.9%
Cheyenne Crow(1)	4,875,684	31.2%
Robert Doornick(5)	500,000	3.1%

All Executive Officers and Directors as a group	13,714,367	87.4%

(1)	Unless otherwise stated, the address for each person is 1600 Tysons Blvd, 8th Floor, McLean VA 22102.
(2)	Based on 15,674,816 shares of common stock outstanding as of December 31, 2009.
(3)	Delbert Blewett and Joseph Batty are the control officers of BT2 International, Inc., and thus are deemed to have beneficial control over these shares.The address for each person is 1117 Desert Lane, Suite 2067, Las Vegas, NV 89102.
(4)	Joseph Meuse is the principal of Belmont Partners, LLC is located at 360 Main Street, Washington Virginia 22747 and is deemed to have beneficial control over these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year, the Company engaged Exmocare, LLC to provide certain Investor Relations and Public Relations services. The total amount paid for these services was approximately $206,000. Exmocare, LLC is a corporation controlled by David Bychkov, Chief Executive Officer of Exmovere Holdings Inc.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees.

For the fiscal year ended December 31, 2009, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements totaled approximately $5,300.  For our fiscal year ended December 31, 2008, those fees were $3,500.

ITEM 15.

(a)           Exhibits

2.1	Stock Purchase Agreement

10.1	June 2008 Original License

10.2	December License Agreement

10.3	Agreement Regarding Share Ownership

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)           Financial Statements

24	Report of Independent Registered Public Accounting Firm

F-1	Balance Sheets at end of Fiscal Year 2009 and 2008

F-2	Statements of Operations for Fiscal Year 2009 and 2008

F-3	Statements of Changes in Stockholders’ Equity for Fiscal Years 2009 and 2008

F-4	Statements of Cash Flows for Fiscal Years 2009 and 2008

F-5	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

Date: May 3, 2010	By:	/s/David Bychkov
President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exmovere Holdings, Inc.

We have audited the accompanying balance sheets of Exmovere Holdings, Inc. (formerly known as Clopton House Corporation) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exmovere Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues or significant cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS Stephenson & Co., PC

Wharton, Texas
May 3, 2010

Exmovere Holdings, Inc.
Balance Sheets
December 31, 2009 and 2008

	December 31,
Assets	2009	2008
Current Assets
Cash	$476,732	$79
Total current assets	476,732	79
Other Assets - Intangibles
Technology Licenses - Sensatex	705,000	-
Technology Licenses - Exmo	22,504,500	-

Total assets	$23,686,232	$79

Liabilities
Current Liabilities
Accounts payable	$5,001	$183
Due to shareholders	-	4,571
Total liabilities	5,001	4,754

Stockholders' Equity

Common stock, $0.001 par, 35,000,000 shares authorized,
15,674,816 and 100,000 shares issued, respectively	15,675	100
Additional Paid-in capital	24,180,534	-
Accumulated deficit during the development stage	(514,978)	(4,775)
	23,681,231	(4,675)
Total Liabilities and Stockholders’ Equity	$23,686,232	$79

The accompanying notes are an integral part of the financial statements.

Statements of Operations
For the years ended December 31, 2009 and 2008
and for period from Inception to December 31, 2009

			From Inception
	Year Ended December 31,		to Dec 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses
General & Administrative	453,030	4,754	457,805
Research & Development	61,927	-	61,927
Total operating expenses	514,957	4,754	519,711

Income (loss) before Income tax	(514,957)	(4,754)	(519,732)

Other income (expense)
Extinguishment of shareholder payables	4,754	-	4,754
Total other income (expense)	4,754	-	4,754

Provision for income taxes	-	-	-

Net Income (loss)	$(510,203)	$(4,754)	$(514,978)

Basic and diluted earnings per share	$(0.03)	$(0.05)
Weighted average shares outstanding	15,190,896	100,000

The accompanying notes are an integral part of the financial statements.

Exmovere Holdings, Inc.
Statement of Shareholders' Equity
From Inception to December 31, 2009

				(Deficit)
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 18, 2006	-	$-	$-	$-	$-

Balance at December 31, 2006	-	-	-	-	-

Issuance of common stock
Issued for cash	100,000	100	-		100

Net income (loss)				(21)	(21)

Balance at December 31, 2007	100,000	100	-	(21)	79

Net income (loss)				(4,754)	(4,754)

Balance at December 31, 2008	100,000	100	-	(4,775)	(4,675)

Issuance of common stock
Issued for technology licenses	15,003,000	15,003	22,489,497		22,504,500
Issued for cash-1st quarter	51,134	51	76,650		76,701
Issued for cash-2nd quarter	80,408	81	135,552		135,633
Issued for cash-3rd quarter	137,881	138	429,777		429,915
Issued for cash-4th quarter	102,393	102	349,258		349,360
Issued for technology licenses - 4th quarter	200,000	200	699,800		700,000
Net income (loss)	-	-	-	(510,203)	(510,203)

Balance at Dec 31, 2009	15,674,816	$15,675	$24,180,534	$(514,978)	$23,681,231

The accompanying notes are an integral part of the financial statements.

Exmovere Holdings, Inc.
Statements of Cash Flows
For the years ended December 31, 2009 and 2008
and for the period from Inception to December 31, 2009

			From Inception
	Years Ended December 31,		to Dec. 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(510,203)	$(4,754)	$(514,978)
Increase (Decrease) in Accounts Payable	4,818	183	5,001
Increase (Decrease) in Due to Shareholders	(4,571)	-	(4,571)
Net Cash Used on Operating Activities	(509,956)	(4,571)	(514,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	991,609	-	991,709
Proceeds from shareholder loan	-	4,571	4,571
Net Cash Provided by Financing Activities	991,609	4,571	996,280

CASHFLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Sensatex License	(5,000)	-	(5,000)

Net Increase (decrease) in cash and cash equivalents	476,653	-	476,732
Cash and Cash Equivalents at Beginning of Period	79	79	-

Cash and Cash Equivalents at end of Period	$476,732	$79	$476,732

Supplemental Disclosure of Non-Cash Items
Common stock issued for Exmo Licenses	$22,504,500	$-	$22,504,500
Common stock issued for Sensatex License	700,000	-	700,000

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.

Notes to Financial Statements
December 31, 2009 and December 31, 2008

1.	Business Activities and Related Risks

Description of the Company
Exmovere Holdings, Inc., formerly known as Clopton House Corporation, (the “Company”) was formed on December 18, 2006.  The Company’s name change was effective January 30, 2009.  The Company is seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.  The Company currently has no revenues or significant cash flows from operations.

The Company plans to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation.

Going Concern
The Company has incurred net losses aggregating $514,978 since inception and has had no revenues since inception.   These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.
The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent on major shareholder funding and/or the Company developing revenue streams from technology licenses it holds.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
 The accompanying financial statements include the accounts and transactions of Exmovere Holdings, Inc. and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Management determined that the Company is a development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, the Company has presented these financial statements in accordance with that Statement, including losses incurred from December 18, 2006 (inception) to December 31, 2009.

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

Stock-Based Compensation
The Company follows the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.  Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. We measure the fair value of the restricted stock awards on the grant date and recognize them in earnings over the requisite service period for each separately vesting portion of the award.

The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

The Company currently does not have any stock-based compensation plans.

Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given our development stage and recent earnings.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, also included in ASC 740. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Earnings (Loss) Per Share
The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the years ended December 31, 2009 and 2008, the Company did not have any potentially dilutive shares issued or outstanding.

Research and Development
Research and development expenditures are charged to operations as incurred.

Goodwill and Purchased Intangible Assets
Goodwill and identifiable intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in banks and trade receivables.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions that are considered in the Company’s investment strategy. The Company grants unsecured credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers to minimize any potential loss.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents and accounts payable. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

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

New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

 In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We do not believe the adoption of SFAS 167 will have a material impact on our consolidated financial position, results from operations, and cash flows.

3.	Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.

On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

On January 28, 2009 the company issued 15,003,000 common shares for the Technology Licenses (Note5).

During the year ended December 31, 2009, the Company sold 371,816 common shares under a Rule 506 offering for total proceeds of $ 991,609.

During December 2009, the Company acquired the License Rights to a new technology from Sensatex by payment of $5,000 cash and the issuance of 200,000 shares of common stock.  During the time period surrounding the acquisition of the License Rights, the Company sold common shares for cash to third party investors at $3.50 per share. Accordingly, the Company valued the shares issued for the license at $3.50 per share, and recorded the license at $705,000 ($5,000 cash plus $700,000 in common stock issued).

At December 31, 2009 the Company had 15,674,816 shares of common stock issued and outstanding. The Company had 100,000 shares of common stock issued and outstanding at December 31, 2008.

At December 31, 2009 and 2008, there are no options or warrants outstanding to purchase shares of the Company’s common stock.

4.	Borrowings from Shareholder

During the year ended December 31, 2008, the Company’s sole shareholder, Belmont Partners, LLC, advanced the Company $4,571 to fund expenses of the Company.  In conjunction with the Common Stock Purchase Agreement with BT2 International, Inc. and Belmont Partners, LLC (Note 5), Belmont Partners, LLC agreed to absorb this loan as part of the purchase price, and accordingly, the Company wrote the advances off.

5.	Purchase of Technology Licenses

Exmo Licenses

In December of 2008, David Bychkov entered into an agreement with Robert Doornick and Cheyenne Crow, which provided for the distribution of shares to Messrs. Doornick and Crow in exchange for their work in the development of the Exmo Technology (as defined below) in the event the Exmo Technology was ever sold or licensed to a public company. On January 28, 2009, the Company entered into a stock purchase agreement (the “Agreement”) with its then owner, Belmont Partners, LLC (“Belmont”) and the purchaser, BT2 International, Inc. (“BT2 International”) whereby BT2 International acquired a total of 100,000 shares of the issued common stock of the Company from Belmont in exchange for cash and a three percent common stock interest in the Company after taking into account the purchase of the Exmo Licenses. At or around the same time, the Company entered into a purchase agreement with BT2 International and David Bychkov to acquire licenses to the Exmo Technology (the “Exmo Licenses”) in exchange for the transfer of 15,003,000 shares. Belmont, BT2 International and David Bychkov were unrelated parties prior to these agreements.

On the date of the Agreement, a newly elected Board of Directors approved a) the issuance of an additional 15,003,000 common shares, making the total outstanding shares 15,103,000 and b) the purchase of the Exmo Licenses from BT2 International and David Bychkov.  Belmont received 453,000 of the newly issued shares of the Company pursuant to the terms of the Agreement, which required Belmont to receive a three percent (3%) interest in the Company after the purchase of the Exmo Licenses (in the Agreement this was described as the 3% post Vend-in of IP interest).  The 15,003,000 shares were distributed as follows; 13,010,000 common shares to BT2 International, David Bychkov, Cheyenne Crow and Robert Doornick, 1,540,000 to other individuals, and 453,000 to Belmont Partners to complete the terms of the Agreement.  This acquisition provides the Company with the exclusive world rights to the technologies developed by David Bychkov, Exmovere LLC, Exmocare LLC, Exmogate LLC and others and include: (1) Wireless-enabled and other biosensor wristwatches to simultaneously detect and continuously monitor heart rate, heart rate variability, skin conductance, skin temperature, relative movement and other vital signs; (2) a biosensor enhanced steering wheel to simultaneously detect and continuously monitor electrocardiogram, galvanic skin response, skin temperature and relative movement; (3) a biosensor enhanced turnstile to detect galvanic skin response, skin temperature and torque; (4) a biosensor enhanced PC mouse to detect heart rate, galvanic skin response, skin temperature and relative movement; (5) System to detect human emotions from the above mentioned wristwatch, above mentioned steering wheel, above mentioned turnstile, above mentioned mouse, or a combination of other biosensors; and (6) System to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media (Items 1 – 6 above being collectively described as the “Exmo Technology”).  In addition, the Company will place 5% of all gross revenue from the sale of products and 10% of all gross revenues from monitoring and/or the sale or services, into a royalty pool. Payments from this royalty pool shall be made to the parties named in the license agreement.

In evaluating the series of transactions described above, the Company determined that the series of agreements should be considered as occurring simultaneously and necessary to facilitate the acquisition of the technology licenses, which represented the intent of the parties involved.  Accordingly, the Company accounted for the acquisition of the technology licenses in accordance with ASC 350, Intangibles-Goodwill and Other (formerly SFAS No. 142), which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. ASC 350 states that intangible assets acquired individually or as a part of a group of assets should be recorded at fair value.  The Company determined the fair value of the technology licenses based on the price common shares were sold to third party investors for a reasonable time period surrounding the technology license acquisition. During this period, shares were sold to third party accredited investors at $1.50 per share. Accordingly, the Company recorded the technology licenses at $22,504,500, based on 15,003,000 shares issued at a $1.50 per share.

Sensatex Licenses

On December 10, 2009, Exmovere Holdings, Inc. (the “Company”) and Sensatex, Inc., (“Sensatex”) a Delaware corporation entered into a Technology License Agreement (the “Agreement”).  The Company issued 200,000 shares of common stock and paid a one-time nonrefundable technology license fee of $5,000 for the rights and licenses granted pursuant to the Agreement. The Company has agreed to pay Sensatex a royalty equal to: (a) five percent of gross revenues from the entire Exmobaby system if the Company reaches between two and five million dollars in gross revenue; and (b) four percent of gross revenues earned from the Licensed Subject Matter (as defined in the Agreement). Furthermore, at any time during the first 24 months of the Agreement, the Company may, by giving written notice no later than thirty days before the expiration of the 24 month period, elect to purchase all, but not less than all of the assets of Sensatex at a purchase price equal to $1,000,000.

Pursuant to the Agreement, Sensatex has granted to the Company a revocable, exclusive, worldwide right and license under Licensed Subject Matter to manufacture, have manufactured, use, offer to sell, sell and develop the Licensed Subject Matter to work with the Company’s Exmobaby product in the Licensed Field (as defined in the Agreement). In addition, if the Company fails to commercialize the technology or to begin making royalty payments to Sensatex within (18) months of the Effective Date (as defined in the Agreement), the exclusive worldwide right granted by Sensatex shall be immediately revoked and the Company shall maintain only a non-exclusive right to the Licensed Subject Matter.  Sensatex shall own all right, title and interest in the Licensed Subject Matter. The Company shall own all right title and interest in Technology (as defined in the Agreement) developed made or otherwise created solely by employees and consultants of the Company. Sensatex and the Company shall jointly own all right, title and interest in Technology developed, made or otherwise created jointly by employees and consultants of Sensatex and the Company.

The Company accounted for the acquisition of the technology licenses in accordance with ASC 350, Intangibles-Goodwill and Other (formerly SFAS No. 142). The Company determined the fair value of the technology licenses based on the price common shares were sold to third party investors for a reasonable time period surrounding the technology license acquisition. During the time period surrounding the acquisition of the License Rights, the Company sold common shares for cash to third party investors at $3.50 per share. Accordingly, the Company valued the shares issued for the license at $3.50 per share, and recorded the license at $705,000 ($5,000 cash plus $700,000 in common stock issued).

6.	Intangible Assets

ASC 350 requires, among other things, that companies no longer amortize goodwill or intangible assets, but instead test goodwill and intangible assets for impairment at least annually.  In addition, AC 350 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of ASC 350.

Information about intangible assets owned by the Company at December 31, 2009 and 2008 is described below:

Intangible Asset	December 31, 2009	December31, 2008	Amortization Period

Exmo Licenses	$22,504,500	$0	Indefinite
Sensatex Licenses	705,000	$0	Indefinite
Total	$23,204,500	$0

At December 31, 2009, the Company determined that no impairment existed.

7.	Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $515,000, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at December 31, 2009 and 2008 was $515,000 and $4,754, respectively.

We have adopted the provisions of FIN 48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

8.	Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

9.	Subsequent Events

Horizon Default Notice
The Company delivered written notice of monetary default to Horizon on February 22, 2010 (the “Default Notice”).  Pursuant to the Agreement, Horizon was required to make an initial payment of $150,000 to Exmovere on December 31, 2009 (the “First Payment”).  Horizon failed to make the First Payment and also failed to make two subsequent payments and currently owes Exmovere $520,000.  After receipt of the Default Notice, without Exmovere knowledge or consent, Horizon issued a press release on February 24, 2010 stating that it had cancelled the Agreement and failing to disclose the default.  Pursuant to the Agreement, Exmovere was required to give Horizon until March 2, 2010 to cure the default.  Horizon has not cured the default.

Exmovere will pursue all legal remedies granted to it by law and the Agreement after it makes a determination as to Horizon’s ability to pay any judgment the Company may be granted.

At December 31, 2009, the Company had a valuation allowance equal to the initial payment.

Clinica of Virginia, LLC
On April 26, 2010, Exmovere Holdings, Inc. (the “Company”) formed a wholly owned subsidiary called Clinica of Virginia, LLC, a Virginia limited liability company (“Clinica”). The Company’s formation of Clinica is an important component in the Company’s ultimate objective of providing affordable, high quality treatment of non-life threatening ailments to individuals and increasing shareholder value by purchasing the assets, including without limitation, fixed assets, established clientele and other goodwill, of existing successful clinical facilities throughout the United States. Clinica will own healthcare clinics in the state of Virginia. In Virginia, Clinica will contract with physicians as independent contractors in a supervisory role in accordance with Virginia law. The Company has entered into a Letter of Intent with regard to the purchase of the assets of one clinic in Fairfax, Virginia and is currently conducting a due diligence review of the target.