Form 10-Q
period 2010-03-31
Exmovere Holdings, Inc.
filed 2010-05-21
CIK 1394779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52713

EXMOVERE HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Delaware	20-8024018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Tysons Boulevard 8th Floor McLean, VA 22102
(Address of principal executive offices)

(703) 245-8513
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 15,674,816.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXMOVERE HOLDINGS, INC.
BALANCE SHEET

	March 31	Dec 31
Assets	2010	2009
Current Assets	(unaudited)	(audited)
Cash	$371,011	$476,732
	371,011	476,732
Other Assets - Intangibles (Note 3 and Note 6)
Technology Licenses	23,209,500	23,209,500

Total Assets	$23,580,511	$23,686,232

Liabilities
Current Liabilities
Accounts payable	$-	$5,001
Due to shareholders	-	-
Total liabilities	-	5,001

Stockholders' Equity

Common stock, par $0.001, 35,000,000 shares authorized,
15,674,816 and 15,674,186 shares issued and outstanding	15,675	15,675
Additional Paid-in capital	24,180,534	24,180,534
Accumulated deficit during the development stage	(615,698)	(514,978)
Total Stockholders' Equity	23,580,511	23,681,231

Total Liabilities and Stockholders' Equity	$23,580,511	$23,686,232

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF OPERATIONS (Unaudited)
For the three months ended March 31, 2010

			From Inception
	3 months	3 months	to Mar. 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses
General & administrative	100,720	59,046	558,525
Research & development	-	-	61,927
Total operating expenses	100,720	59,046	620,452

Operating income (loss)	(100,720)	(59,046)	(620,452)

Other income (expense)
Extinguishment of shareholder payables	-	4,754	4,754
Total other income (expense)	-	4,754	4,754

Income (loss) before provision for income taxes	(100,720)	(54,292)	(615,698)

Provision for income taxes	-	-	-

Net Income (loss)	$(100,720)	$(54,292)	$(615,698)

Basic and diluted earnings per share	$(0.01)	$(0.01)
Weighted average shares outstanding	15,674,816	10,460,967

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2010

	3 months	3 months	to Mar. 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(100,720)	$(54,292)	$(615,698)
Adjustment to reconcile net income (loss) to net cash provided (used)
by operating activities
Increase (Decrease) in Accounts Payable	(5,001)	1,793	-
Increase (Decrease) in Due to Shareholders	-	(4,754)	(4,571)
Net Cash Used on Operating Activities	(105,721)	(57,253)	(620,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Sensatex license	-	-	(5,000)
Net Cash Provided (used) by Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	-	76,701	991,709
Proceeds from shareholder loan	-	-	4,571
Net Cash Provided by Financing Activities	-	76,701	996,280

Net (Decrease) Increase in Cash and Cash Equivalents	(105,721)	19,449	371,011
Cash and Cash Equivalents at Beginning of Period	476,732	79	-

Cash and Cash Equivalents at end of Period	$371,011	$19,528	$371,011

Supplemental Disclosure of Non-Cash Items
Common stock issued for Exmo Licenses	$-	$22,504,500	$22,504,500
Common stock issued for Sensatex Licenses	$-	$-	$700,000

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
From Inception to March 31, 2010

				(Deficit)
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 18, 2006	-	$-	$-	$-	$-

Balance at December 31, 2006	-	-	-	-	-

Issuance of common stock
Issued for cash	100,000	100	-		100

Net income (loss)				(21)	(21)

Balance at December 31, 2007	100,000	100	-	(21)	79

Net income (loss)				(4,754)	(4,754)

Balance at December 31, 2008	100,000	100	-	(4,775)	(4,675)

Issuance of common stock
Issued for technology licenses	15,003,000	15,003	22,489,497		22,504,500
Issued for cash-1st quarter	51,134	51	76,650		76,701
Issued for cash-2nd quarter	80,408	81	135,552		135,633
Issued for cash-3rd quarter	137,881	138	429,777		429,915
Issued for cash-4th quarter	102,393	102	349,258		349,360
Issued for technology licenses - 4th quarter	200,000	200	699,800		700,000
Net income (loss)	-	-	-	(510,203)	(510,203)

Balance at Dec 31, 2009	15,674,816	15,675	24,180,534	(514,978)	23,681,231

Net income (loss)				(100,720)	(100,720)

Balance at March 31, 2010	15,674,816	$15,675	$24,180,534	$(615,698)	$23,580,511

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
March 31, 2010

1.	Interim Financial Statements

The accompanying unaudited condensed financial statements of Exmovere Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management determined that the Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, the Company has presented these financial statements in accordance with that Statement, including losses incurred from December 18, 2006 (inception) to March 31, 2010.

2.	Going Concern

The Company has incurred net losses aggregating $615,698 since inception and has had no revenues since inception.   These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

There were no common stock issuances during the quarter ended March 31, 2010.  At March 31, 2010 the Company had 15,674,816 shares of common stock issued and outstanding.

At March 31, 2010 and 2009, there are no options or warrants outstanding to purchase shares of the Company’s common stock.

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

Information about intangible assets owned by the Company at March 31, 2010 and December 31, 2009 are described below:

Intangible Asset	March 31, 2010	Dec. 31, 2009	Amortization Period

Exmovere Licenses	$22,504,500	$22,504,500	Indefinite
Sensatex Licenses	705,000	$705,000	Indefinite
Total	$23,209,500	$22,504,500

At March 31, 2010 and December 31, 2009, the Company determined that no impairment existed.

5.	Contingencies

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

At March 31, 2010 and December 31, 2009, the Company had a valuation allowance equal to the initial payment.

6.	Subsequent Event

On April 26, 2010, the Company formed a wholly owned subsidiary called Clinica of Virginia, LLC, a Virginia limited liability company (“Clinica”). The Company’s formation of Clinica is an important component in the Company’s ultimate objective of providing affordable, high quality treatment of non-life threatening ailments to individuals and increasing shareholder value by purchasing the assets, including without limitation, fixed assets, established clientele and other goodwill, of existing successful clinical facilities throughout the United States. Clinica will own healthcare clinics in the state of Virginia. In Virginia, Clinica will contract with physicians as independent contractors in a supervisory role in accordance with Virginia law. The Company has entered into a Letter of Intent with regard to the purchase of the assets of one clinic in Fairfax, Virginia and is currently conducting a due diligence review of the target.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is still in the development stage.  The mission of the Company is to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company’s main assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies.  The Company also has recently acquired an exclusive license to use advanced textile and infant vital sign monitoring technology in the development of one of its products. The Company distributed 200,000 shares to Sensatex in exchange for said license.  The Company is in the process of acquiring an existing, profitable medical clinic with plans to launch the clinic by the end of this year under the management of Clinica of Virginia, LLC, our wholly owned subsidiary.

Results of Operations – Three Months

Net Revenues

We did not realize any revenues in the first quarter of 2010. We have not realized any revenues since inception.

 Expenses

In the first three months of 2010, we had $100,720 in general and administrative expenses and in the first three months of 2009, we had $59,046 in general and administrative expenses.  The increase reflects the overall increase in activity in the operation of our business since the prior year and our efforts to identify, evaluate and enter into business relationships and agreements related to healthcare services and biotechnology products.

Income (loss)

In the first three months of 2010, our net loss was $100,270.  In the first three months of 2009, our net loss was $54,292.

Capital Resources and Liquidity

As of  March 31, 2010 we had $371,011 in cash.   We believe that we will need additional funding to satisfy our cash requirements for the next nine months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 9 months will total approximately $250,000. We do not anticipate the purchase or sale of any significant equipment. We expect to add key employees but not in any significant numbers. We estimate that we may need 10-15 million dollars to complete research and development and marketing of our products.  We currently are not generating revenue; therefore the only means we will have to fund those needs is by raising additional capital, leases of our licenses to distributors or loans.  If we have to comply with more regulatory requirements than expected, we may need another 1 – 2 million dollars. We expect to begin generating revenue through our subsidiary but there is no guarantee that any revenue will be realized.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Going Concern

The accompanying financial statements include an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the ability of the Company to develop marketable products, the demand for the Company’s products and services, competitive market pressures, the possibility of regulation of the Company’s products and  the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2010, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXMOVERE HOLDINGS, INC. (Registrant)
Date: May 20, 2010	By: /s/ David Bychkov
David Bychkov
Chief Executive Officer (Principal executive officer and duly authorized officer)