Form 10-Q
period 2010-06-30
Exmovere Holdings, Inc.
filed 2010-08-25
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐   No ☐

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 15,746,245.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

EXMOVERE HOLDINGS, INC.
BALANCE SHEET
	June 30	Dec 31
	2010	2009
	(unaudited)	(audited)
Assets
Current Assets
Cash	$255,432	$476,732
	255,432	476,732
Other Assets - Intangibles
Technology Licenses	23,269,500	23,209,500

Total Assets	$23,524,932	$23,686,232

Liabilities
Current Liabilities
Accounts payable	$5,000	$5,001
Due to shareholders	-	-
Total liabilities	5,000	5,001

Stockholders' Equity

Common stock, par $0.001, 35,000,000 shares authorized,
15,746,245 and 15,674,186 shares issued and outstanding	15,746	15,675
Additional Paid-in capital	24,431,339	24,180,534
Common Stock Issuable (31,143 shares)	109,000
Subscriptions Receivable	(250,002)
Accumulated deficit during the development stage	(786,151)	(514,978)
Total Stockholders' Equity	23,519,932	23,681,231

Total Liabilities and Stockholders' Equity	$23,524,932	$23,686,232

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF OPERATIONS (Unaudited)
For the three and six months ended June 30, 2010
					From Inception
	3 Months Ended June 30		6 Months Ended June 30,		to June 30,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$-

Operating expenses
General & administrative	170,453	136,651	271,173	195,697	728,979
Research & development	-	-	-	-	61,927
Total operating expenses	170,453	136,651	271,173	195,697	790,906

Operating income (loss)	(170,453)	(136,651)	(271,173)	(195,697)	(790,906)

Other income (expense)
Extinguishment of shareholder payables	-	-	-	4,754	4,754
Total other income (expense)	-	-	-	4,754	4,754

Income (loss) before provision for income taxes	(170,453)	(136,651)	(271,173)	(190,943)	(786,152)

Provision for income taxes	-	-	-	-	-

Net Income (loss)	$(170,453)	$(136,651)	$(276,173)	$(190,943)	$(786,152)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding	15,710,656	15,190,896	15,692,735	12,840,506

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended June 30, 2010
			From Inception
	6 Months Ended June 30,		to June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(271,173)	$(190,943)	$(786,151)
Adjustment to reconcile net income (loss) to net cash provided (used)
by operating activities
Increase (Decrease) in Accounts Payable	1	(74)	5,000
Increase (Decrease) in Due to Shareholders	-	(4,571)	(4,571)
Net Cash Used on Operating Activities	(271,174)	(195,588)	(785,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Red Fury Development Services	(10,000)		(60,000)

Acquisition of Sensatex license	-	-	(5,000)
Net Cash Provided (used) by Investing Activities	(10,000)	-	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares	874	212,334	992,583
Proceeds from sale of common shares issuable	59,000		59,000
Proceeds from shareholder loan	-	-	4,571
Net Cash Provided by Financing Activities	59,874	212,334	1,056,154

Net (Decrease) Increase in Cash and Cash Equivalents	(221,300)	16746	255,432
Cash and Cash Equivalents at Beginning of Period	476,732	79	-

Cash and Cash Equivalents at end of Period	$255,432	$16,825	$255,432

Supplemental Disclosure of Non-Cash Items
Common stock issued for Exmo Licenses	$-	$22,504,500	$22,504,500
Common stock issued for Sensatex Licenses	$-	$-	$700,000
Common stock issuable for Red Fury License	$50,000	$-	$-

The accompanying notes are an integral part of these financial statements.

EXMOVERE HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
From Inception to June 30, 2010

				(Deficit)
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 18, 2006	-	$-	$-	$-	$-

Balance at December 31, 2006	-	-	-	-	-

Issuance of common stock
Issued for cash	100,000	100	-		100

Net income (loss)				(21)	(21)

Balance at December 31, 2007	100,000	100	-	(21)	79

Net income (loss)				(4,754)	(4,754)

Balance at December 31, 2008	100,000	100	-	(4,775)	(4,675)

Issuance of common stock
Issued for technology licenses	15,003,000	15,003	22,489,497		22,504,500
Issued for cash-1st quarter 2009	51,134	51	76,650		76,701
Issued for cash-2nd quarter 2009	80,408	81	135,552		135,633
Issued for cash-3rd quarter 2009	137,881	138	429,777		429,915
Issued for cash-4th quarter 2009	102,393	102	349,258		349,360
Issued for technology licenses - 4th quarter 2009	200,000	200	699,800		700,000
Net income (loss)	-	-	-	(510,203)	(510,203)

Balance at Dec 31, 2009	15,674,816	15,675	24,180,534	(514,978)	23,681,231

Net Income (loss)				(100,720)	(100,720)

Balance at March 31, 2010	15,674,816	$15,675	$24,180,534	$(615,698)	$23,580.511

Issuance of common Stock
Issued for cash-2nd quarter 2010	71,679	71	250,805		250,876
Net income (loss)				(170,453)	(170,453)

Balance at June 30, 2010	15,746,495	$15,746	$24,431,339	$(786,151)	$23,660,934

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
June 30, 2010

1.	Interim Financial Statements

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management determined that the Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, the Company has presented these financial statements in accordance with that Statement, including losses incurred from December 18, 2006 (inception) to June 30, 2010.

2.	Going Concern

The Company has incurred net losses aggregating $786,152 since inception and has had no revenues since inception.   These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the second quarter of 2010, the Company acquired the rights for Red Fury Development Services by payment of $5,000 cash, a further $5,000 to be paid upon completion of additional services and the issuance of 14,286 shares of common stock.  During the time period surrounding the acquisition of the license rights, the Company sold common shares for cash to third party investors at $3.50 per share.  Accordingly, the Company valued the shares issued for the license at $3.50 per share, and recorded the license at $60,000 ($5,000 cash plus $5,000 in commitments and $50,000 in common stock to be issued).

During the second quarter of 2010 the Company sold 17,107 common shares under a Rule 506 offering for total proceeds of $ 59,875. As at June 30, 2010 only 250 of these shares were issued with the remaining 16,857 common shares reflected as common stock issuable at June 30, 2010.

During the second quarter of 2010 the Company issued 71,429 shares under a Rule 506 offering. Proceeds totaling $250,002 for this issuance were received subsequent to June 30, 2010.  Accordingly, the Company reflected the proceeds as subscriptions receivable at June 30, 2010.

At June 30, 2010 the Company had 15,746,495 shares of common stock issued and outstanding. In addition, the Company had commitments to issue an additional 31,143 common shares for transactions completed in the second quarter of 2010 (16,857 shares for cash received under private placements and 14,286 shares for the Red Fury license acquisition).

At June 30, 2010 and 2009, there are no options or warrants outstanding to purchase shares of the Company’s common stock.

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

During the Quarter, the Company acquired the rights for Red Fury Development Services by payment of $5,000 cash, a further $5,000 to be paid upon completion of additional services and the issuance of 14,286 shares of common stock. Accordingly, the Company valued the shares issued for the license at $3.50 per share, and recorded the license at $60,000 ($5,000 cash plus $5,000 in commitments and $50,000 in common stock to be issued).

Information about intangible assets owned by the Company at June 30, 2010 and December 31, 2009 are described below:

Intangible Asset	June 30, 2010	June 30, 2009	Amortization Period
Exmo Licenses	$22,504,500	$22,504,500	Indefinite

Sensatex Licenses	705,000		Indefinite

Red Fury Development Services	60,000		Indefinite

Total	$23,269,500	$22,504,500

At June 30, 2010 and December 31, 2009, the Company determined that no impairment existed.

5.	Contingencies

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

At June 30, 2010 and December 31, 2009, the Company had a valuation allowance equal to the initial payment.

6.	Clinica of Virginia, LLC

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

Results of Operations – Three Months

Net Revenues

We did not realize any revenues in the second quarter of 2010. We have not realized any revenues since inception.

Expenses

In the second three months of 2010, we had $170,453 in general and administrative expenses and in the second three months of 2009, we had $136,651 in general and administrative expenses.  The increase reflects the overall increase in activity in the operation of our business since the prior year and our efforts to identify, evaluate and enter into business relationships and agreements related to healthcare services and biotechnology products.

Income (loss)

In the second three months of 2010, our net loss was $170,453.  In the second three months of 2009, our net loss was $136,651.

Capital Resources and Liquidity

As of  June 30, 2010 we had $255,432 in cash.   We believe that we will need additional funding to satisfy our cash requirements for the next nine months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

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

Item 4. Controls and Procedures.

As of June 30, 2010, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EXMOVERE HOLDINGS, INC.
(Registrant)

Date: August 23, 2010	By: /s/ David Bychkov
David Bychkov
Chief Executive Officer (Principal executive officer and duly authorized officer)