Form 10-Q
period 2010-09-30
Exmovere Holdings, Inc.
filed 2010-11-24
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐   No ☐

The number of shares outstanding of the registrant’s common stock as of September 30, 2010 was 15,746,245.

i

PART I – FINANCIAL INFORMATION

Exmovere Holdings, Inc.
Consolidated Balance Sheet (Unaudited)
As of Sept 30, 2010

	Sept 30	Dec. 31
	2010	2009
	(unaudited)	(audited)
Assets
Current Assets
Cash	$149,640	$476,732
Accounts Receivable	16,607
Prepaid Expenses	5,000
	171,247	476,732

Other Assets

Intangibles (Note 3 and Note 6)
Technology Licenses	23,269,500	23,209,500

Total Assets	$23,440,747	$23,686,232
Liabilities
Current Liabilities
Accounts payable	$57,679	$5,001
Due to Parent - Exmovere	0
Due to shareholders	0	-
Total liabilities	57,679	5,001
Stockholders' Equity

Common stock, par $0.001, 35,000,000 shares authorized,
15,746,245 and 15,674,816 shares issued and outstanding	15,746	15,675
Additional Paid-in capital	24,431,339	24,180,534
Common Stock Issuable	188,057
Subscriptions Receivable	-50,001
Accumulated deficit during the development stage	-1,202,073	(514,978)
Total Stockholders' Equity	23,383,068	23,681,231

Total Liabilities and Stockholders' Equity	$23,440,747	$23,686,232

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.
Consolidated Statement of Operations (Unaudited)
For the three and nine months ended Sept 30, 2010

					From Inception
	3 Months Ended Sept 30,		9 Months Ended Sept 30,		to Sept 30,
	2010	2009	2010	2009	2010
Revenue	$22,839	$-	$22,839	$-	$22,839

Operating expenses
General & administrative	348,761	121,323	609,934	317,020	1,077,739
Research & development	-	-	-	-	61,927
Total operating expenses	348,761	121,323	709,934	317,020	1,139,666

Operating income (loss)	(325,922)	(121,323)	(687,095)	(317,020)	(1,116,827)

Other income (expense)
Impairment of Clinica Investment	(100,000)		(100,000)		(100,000)
Extinguishment of shareholder payables	-	-	-	4,754	4,754
Total other income (expense)	(100,000)	-	(100,000)	4,754	(95,246)

Income (loss) before provision for income taxes	(425,922)	(121,323)	(687,095)	(312,266)	(1,212,073)

Provision for income taxes	-	-	-	-	-

Net Income (loss)	$(425,922)	$(121,323)	$(687,095)	$(312,266)	$(1,212,073)

Basic and diluted earnings per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Weighted average shares outstanding	15,674,816	15,190,896	15,674,816	12,840,506

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.
Consolidated Statement of Shareholders’ Equity
From Inception to Sept 30, 2010

				(Deficit)
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 18, 2006	-	$-	$-	$-	$-

Balance at December 31, 2006	-	-	-	-	-

Issuance of common stock
Issued for cash	100,000	100	-		100

Net income (loss)				(21)	(21)

Balance at December 31, 2007	100,000	100	-	(21)	79

Net income (loss)				(4,754)	(4,754)

Balance at December 31, 2008	100,000	100	-	(4,775)	(4,675)

Issuance of common stock
Issued for technology licenses	15,003,000	15,003	22,489,497		22,504,500
Issued for cash-1st quarter 2009	51,134	51	76,650		76,701
Issued for cash-2nd quarter 2009	80,408	81	135,552		135,633
Issued for cash-3rd quarter 2009	137,881	138	429,777		429,915
Issued for cash-4th quarter 2009	102,393	102	349,258		349,360
Issued for technology licenses - 4th quarter 2009	200,000	200	699,800		700,000
Net income (loss)	-	-	-	(510,203)	(510,203)

Balance at Dec 31, 2009	15,674,816	15,675	24,180,534	(514,978)	23,681,231

Net income (loss)				(100,720)	(100,720)

Balance at March 31, 2010	15,674,816	$15,675	$24,180,534	$(615,698)	$23,580,511
Issuance of common stock
Issued for cash-2nd quarter 2010	71,679	71	250,806		59,000
Net income (loss)				(170,453)	(170,453)

Balance at June 30, 2010 and Sept 30, 2010	15,746,495	$15,746	$24,431,340	$(786,151)	$23,469,058

Net income (loss)				(425,922)	(425,922)

Balance at Sept 30, 2010	15,746,495	$15,746	$24,431,340	$(1,212,073)	$23,043,136

The accompanying notes are an integral part of these financial statements.

Exmovere Holdings, Inc.
Consolidated Statement of Cash Flows
For the nine months ended Sept 30, 2010

			From Inception
	9 Months Ended Sept 30,		to Sept 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(687,095)	$(312,266)	$(1,202,073)
Adjustment to reconcile net income (loss) to net cash provided (used)
by operating activities
Increase (Decrease) in Accounts Payable	52,678	(74)	57,679
(Increase) Decrease in Prepaid Expenses	(5,000)		(5,000)
(Increase) Decrease in Accounts Receivable	(16,607)		(16,607)
(Increase) Decrease in Due from Subsidiary	-
Increase (Decrease) in Due to Shareholders	-	(4,571)	(4,571)
Net Cash Used on Operating Activities	(656,024)	(316,911)	(1,170,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Red Fury Development Services	(10,000)		(10,000)
Acquisition of Sensatex license	-	-	(5,000)
Net Cash Provided (used) by Investing Activities	(10,000)	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Shares Issued	200,875	212,334	1,192,584
Proceeds from sale of Common Shares Issuable	188,057		188,057
Subscriptions receivable	(50,001)		(50,001)
Proceeds from shareholder loan	-	-	4,571
Net Cash Provided by Financing Activities	338,931	212,334	1,335,211

Net (Decrease) Increase in Cash and Cash Equivalents	(327,093)	(104,577)	149,639
Cash and Cash Equivalents at Beginning of Period	476,732	79	-

Cash and Cash Equivalents at end of Period	$149,639	$(104,498)	$149,639

Supplemental Disclosure of Non-Cash Items
Common stock issued for Exmo Licenses	$-	$22,504,500	$22,504,500
Common stock issued for Sensatex Licenses	$-	$-	$700,000
Common stock issuable for Red Fury Development Services	$50,000

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
September 30, 2010

1.	Interim Financial Statements

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September  30, 2010 and 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management determined that the Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, the Company has presented these financial statements in accordance with that Statement, including losses incurred from December 18, 2006 (inception) to September 30, 2010.

2.	Going Concern

The Company has incurred net losses aggregating $1,212,073 since inception and has had minimal revenues since inception.   These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the second quarter of 2010, the Company sold 17,107 common shares under a Rule 506 offering for total proceeds of $ 59,875. As at June 30, 2010 only 250 of these shares were issued, with the remaining 16,857 common shares reflected as common stock issuable at June 30, 2010.

During the second quarter ending of 2010 the Company issued 71,429 shares under a Rule 506 offering. Proceeds totaling $250,002 for this issuance were received subsequent to June 30, 2010.  Accordingly, the Company reflected the proceeds as subscriptions receivable at June 30, 2010.

There were no common stock issuances during the third quarter of fiscal 2010.

At September 30, 2010 the Company had 15,746,495 shares of common stock issued and outstanding. In addition, the Company had commitments to issue an additional 31,143 common shares for transactions completed in the second quarter of 2010 (16,857 shares for cash received under private placements and 14,286 shares for the Red Fury license acquisition).

At September, 2010 and 2009, there are no options or warrants outstanding to purchase shares of the Company’s common stock.

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

Information about intangible assets owned by the Company at September 30, 2010 and December 31, 2009 are described below:

Intangible Asset	September 30, 2010	September 30, 2009	Amortization Period
Exmo Licenses	$22,504,500	$22,504,500	Indefinite

Sensatex Licenses	705,000		Indefinite

Red Fury License	60,000		Indefinite
Total	$23,269,500	$22,504,500

At September 30, 2010 and December 31, 2009, the Company determined that no impairment existed.

5.	Contingencies

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

At September 30, 2010 and December 31, 2009, the Company had a valuation allowance equal to the initial payment.

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

Exmovere entered into an asset purchase agreement effective July 1, 2010 to obtain the rights to operate a clinic for a $100,000.  Terms of the agreement called for an initial payment of $25,000 at closing, with 6 subsequent payments of $12,500 each due every 30 days.  The purchase was initially recorded as intangible assets of $100,000, as the Company determined the primary assets acquired related to the client lists and agreement of the former physician to fill in until the Company could hire its own physician. No value was assigned to the office furniture and medical equipment as the equipment and office furniture was unsuitable for the Company’s plans for patients or staff

At September 30, 2010, the Company determined that its $100,000 investment was impaired, and was written off.  Management determined the investment was impaired because the patient files were not orderly and had to be completely reorganized, and future use of the client list was undeterminable.

At September 30, 2010, the Company had recorded a liability of $50,000 representing the amount of the unpaid purchase price.

7.	Operating Leases

As of September 30, 2010, the Company leased its clinic location under an operating lease agreement.   Under the terms of the lease agreement, the Company is obligated for monthly lease payments of $ 1,644.88 for 12 months, plus all real estate taxes, insurance, and utilities.  At September 30, 2010, the scheduled future minimum lease payments are as follows:

12 Months ended September 30,
2011	$19,738.50
2012	$20,809.52
2013	$21,902.30
Total	$62,450.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is still in the development stage.  The mission of the Company is to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation. The Company’s main assets are related to biosensor wristwatches, biosensor turnstiles, emotion detection algorithms and related technologies.  The Company also has recently acquired an exclusive license to use advanced textile and infant vital sign monitoring technology in the development of one of its products. The Company distributed 200,000 shares to Sensatex in exchange for said license.  The Company has acquired an existing, profitable medical clinic under the management of Clinica of Virginia, LLC, and our wholly owned subsidiary.

Results of Operations – Three Months

Net Revenues

We realized revenues $22,839 in the third quarter of 2010 from our Clinica operations. Prior to July 1, 2010, we did not realize any revenues.

Expenses

In the third quarter of 2010, we had $348,761 in general and administrative expenses and in the third quarter of 2009, we had $121,323 in general and administrative expenses.  The increase reflects the overall increase in activity in the operation of our business since the prior year and our efforts to identify evaluate and enter into business relationships and agreements related to healthcare services and biotechnology products.  In the third quarter of 2010, Clinica had $54,403 in general and administrative expenses.

Income (loss)

In the third quarter of 2010, our net loss was $425,922.  In the third quarter of 2009, our net loss was $121,323.

Capital Resources and Liquidity

As of September 30, 2010 we had $149,639 in cash.   We believe that we will need additional funding to satisfy our cash requirements for the next nine months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 9 months will total approximately $1050,000. We do not anticipate the purchase or sale of any significant equipment. We expect to add key employees but not in any significant numbers. We estimate that we may need 10-15 million dollars to complete research and development and marketing of our products.  We currently are not generating revenue; therefore the only means we will have to fund those needs is by raising additional capital, leases of our licenses to distributors or loans.  If we have to comply with more regulatory requirements than expected, we may need another 1 – 2 million dollars. We expect to begin generating revenue through our subsidiary but there is no guarantee that any revenue will be realized.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 4. Controls and Procedures.

As of September 30, 2010, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not adequate as of September 30, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The company is currently evaluating how to improve its disclosure controls and procedures.

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

EXMOVERE HOLDINGS, INC.
(Registrant)

Date: November 23, 2010	By:	/s/ David Bychkov
David Bychkov
Chief Executive Officer (Principal executive officer and duly authorized officer)