Form 10-K
period 2010-12-31
Exmovere Holdings, Inc.
filed 2011-05-31
CIK 1394779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Exmovere Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	000-52713	20-8024018
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year:  $0.

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of September 9, 2009 was $6,861,571.50.

Number of the registrant’s Common Stock outstanding as of December 31, 2010: 15,834,817

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

PART I

ITEM 1    BUSINESS

The Company was incorporated in the State of Delaware on December 18, 2006 as Clopton House Corporation (“Clopton House”).  On July 21, 2101 the Company re-domiciled as a Nevada corporation.  Based on the Company’s Form 10-SB filed July 9, 2007, Clopton House was a blank shell.  Pursuant to the terms of a certain Stock Purchase Agreement dated January 28, 2009 (the “Purchase Date”) between BT2 International, Inc. (“BT2 International”), Belmont Partners, LLC (“Belmont”) and Clopton House (the “Stock Purchase Agreement”), BT2 International purchased a total of 100,000 shares of the issued and outstanding common stock of Clopton House (the “Purchase”), from Belmont in exchange for cash and a three percent common stock interest in the Company after taking into account the transfer of certain licenses, as discussed in more detail below. The total of 100,000 shares represented 100% of the shares of issued and outstanding common stock of the Company at the time of transfer.

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

Product Status

We have solicited bids from contractors in South Korea and China to continue the company's ongoing development of a commercially viable wireless biosensor wristwatch.  If we do not qualify for the FDA 510k exemption (explained in more detail under “Government Regulation”), we expect to have a prototype suitable for conducting an FDA 510k case study in 2010.  It will cost approximately $1 Million able to engage a suitable contractor to assist with completion of this process. With respect to the system to process physiological, emotional and hardware-related alerts through the internet, cellular networks and other media. the company has completed software that is able to filter, manipulate and record data for these purposes.  This software is housed on a secure server and is only accessible by management and/or consultants under non-disclosure agreements. The software is not-patentable.

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

In order to make the Empath and/or Telepath shippable as a product to customers, several things are needed:

●    Higher grade plastic parts are needed for the casing;
●    An onboard digital display and onboard digital signal processing are needed to sift through the data without having to upload it to a computer first;
●    Higher grade lithium ion batteries are needed to further increase battery life to at least 48 hours of continuous usage;
●    Integration of movement and other sensors are needed to make the product shippable.

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

Governmental Regulation

Our products have been designed to comply with FDA 510k Exemption Code Sec. 882.5050 Biofeedback device. Biofeedback is a non-medical process that involves measuring a subject's specific and quantifiable bodily functions such as blood pressure, heart rate and brainwaves.  Biofeedback is a process that enables an individual to learn how to change physiological activity for the purposes of improving health and performance. Precise instruments measure physiological activity such as brainwaves, heart function, breathing, muscle activity, and skin temperature. These instruments rapidly and accurately 'feedback' information to the user.  The presentation of this information — often in conjunction with changes in thinking, emotions, and behavior — supports desired physiological changes. Over time, these changes can endure without continued use of an instrument.  Biofeedback equipment is classified by the FDA as a Class II Medical Device.  Medical devices have varying levels of risks and benefits and the degree of regulation is based on the level of control that the FDA considers being necessary to assure the safety and effectiveness of the device. There are three levels of classification. Class I devices have the lowest level of regulation because they present a minimal level of risk for harm. General controls such as registration, following the Good Manufacturing Practices, and labeling are considered sufficient for ensuring safety and effectiveness. Class II devices are those for which special controls are considered necessary by the FDA for assuring safety and effectiveness and where there are existing methods for providing such assurances.  Special controls can include guidance documents, special labeling requirements (e.g. that certain products are not to be used to make diagnoses), mandatory performance standards, and post market surveillance. Class III devices require the most stringent regulation because insufficient information exists for assuring safety and effectiveness and these devices are generally those that support or sustain human life.

Biofeedback equipment manufacturers are generally required to file a 510(k) Premarket Notification so that the FDA can determine if the equipment is 'substantially equivalent' to a legally marketed device that does not require premarket approval.  Unless exempted from premarket notification requirements, persons may not market a new device, under section 510(k), unless they receive a substantial equivalence order from the FDA or an order reclassifying the device into Class I or Class II (section 513(I) of the Act). There is now one exception, and that is for the selling of battery operated biofeedback equipment.  The FDA has the regulatory authority to exempt a Class II device from the 510(k) requirement and has done so for battery operated biofeedback equipment, which it evidently considers to be safe and effective.  The Company believes that its products may qualify under this exemption as each product will be battery operated biofeedback equipment.  Other FDA requirements, such as FDA labeling regulations, must still be met. To market biofeedback equipment to someone other than professionals require the filing of other paperwork with the FDA and their authorization (approval) that it is safe to do so.

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

Employees

As of December 31, 2010, we have 2 full time employees, and plan to employ more qualified employees in the near future.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2009, the written consent of a majority of the shareholders was obtained to approve the sale of the outstanding stock of the Company to BT2 International.  On January 28, 2009, the written consent of a majority of the shareholders was obtained to issue the 453,000 shares to Belmont Partners.  No other matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2010.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On January 11, 2011 the Company was approved to trade its Common Stock on the Frankfurt Stock Exchange, through a GDR (Global Deposit Receipt) process as sponsored by Deutsche Bank. To date, there has been limited volume of the GDR’s traded and there is no assurance that now that a market has developed, that it will continue.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Revenues

We realized revenues $27,818 during the year from our Clinica operations.

We did not realize any revenues in 2009 or 2008.

Expenses

In 2010 we had $620.723 in general and administrative expenses .  The increases in most categories reflect an overall expansion of our business in 2010 in an effort to bring proprietary products to market and identifying, evaluating and entering into agreements to purchase and resell various biotechnology related products.

Income (loss)

In 2010, our net loss was $980,159.  In 2009, after extinguishment of shareholder payables, our net loss was $510,204.

Capital Resources and Liquidity

As of December 31, 2010 we had $377,920 in cash.   We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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
There were no changes in our internal control over financial reporting that occurred during the fiscal year of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Effective January 28, 2009, the following persons were appointed as members of the Board of Directors:

Name	Age	Position
David Bychkov	34	Chairman
Joseph Batty	69	Director
Robert Doornick	66	Director
William Heath ***** replaced in April 2011	61	Director
Cheyenne Crow ***** replaced in April 2011	46	Director

The business background descriptions of our directors as of December 31, 2010 are as follows:

David Bychkov has worked as an inventor, entrepreneur and psycho-physiologist since 1999. He is currently ABD (ABD stands for All But Dissertation status and it is an academic term that refers to a doctoral candidate that has completed his coursework but who has not yet defended his dissertation.  David Bychkov has completed his doctoral coursework at the European Graduate School in Saas-Fee, Switzerland and is currently writing his dissertation.  He will defend his dissertation and graduate in June, 2010) in the Philosophy of Neuroscience at the European Graduate School in Saas Fee, Switzerland.  He completed his Master’s Degree there in 2005. He also holds a Bachelor’s Degree from the University of Chicago. Mr. Bychkov also served as Professor of Holographic Cinema and Director of the Laboratory of Psychophysiology at Universita’ dell’ Imagine in Milan, Italy from 1999-2006.

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

Joseph Batty is Secretary of the Board. Joe has helped shepherd Exmovere's process of going public. He currently handles Exmovere Holdings' accounting and interfaces with the company's auditor for SEC filings. During his 40+year career as a Chartered Accountant, Joe has served a variety of organizations in both the private and public sectors. He has held several directorships and management positions, including a 3-year tenure as CEO of a high tech company specializing in computer-controlled lighting systems. During his tenure as VP of Finance at the Northern Alberta Institute of Technology, Joe's interest and involvement in new products and technologies led to his spearheading a technology transfer liaison program between NAIT professional staff and industry. Two decades hence, new products and technologies are continuing to be commercialized and the Liaison Program is a vital source of innovation for Canadian high tech companies.

William Heath ………………………………..

 Cheyenne Crow and William Heath were replaced in April 2011.

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

Effective January 28, 2009, the directors appointed the following persons as our executive officers, with the respective titles as set forth opposite his or her name below:

Name	Age	Positions and Offices Held
David Bychkov	34	Chief Executive Officer, Chief Financial Officer and President
Joseph Batty	69	Secretary
Cheyenne Crow ***** replaced in April 2011	46	Chief Operations Officer

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

Cheyenne Crow was replaced in April 2011.

Joseph Batty is Secretary of the Board. Joe has helped shepherd Exmovere's process of going public. He currently handles Exmovere Holdings' accounting and interfaces with the company's auditor for SEC filings. During his 40+year career as a Chartered Accountant, Joe has served a variety of organizations in both the private and public sectors. He has held several directorships and management positions, including a 3-year tenure as CEO of a high tech company specializing in computer-controlled lighting systems. During his tenure as VP of Finance at the Northern Alberta Institute of Technology, Joe's interest and involvement in new products and technologies led to his spearheading a technology transfer liaison program between NAIT professional staff and industry. Two decades hence, new products and technologies are continuing to be commercialized and the Liaison Program is a vital source of innovation for Canadian high tech companies.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
David Bychkov, President, Chief Executive Officer	2010	$0	0	0	0	0	0	0	$0
Chief Financial Officer and Director	2009	$0	0	0	0	0	0	0	$0

Joseph Batty	2010	$0	0	0	0	0	0	0	$0
Secretary and Director	2009	$0	0	0	0	0	0	0	$0

Cheyenne Crow,	2010	$0	0	0	0	0	0	0	$0
Chief Operations Officer, Director	2009	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP .

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.  As of December 31, 2010, no amounts have been paid to, or accrued to, directors in such capacity.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees.

For the fiscal year ended December 31, 2010, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements totaled approximately $X,XXX.  For our fiscal year ended December 31, 2009, those fees were $5,300.

ITEM 15.

(a)           Exhibits

2.1	Stock Purchase Agreement

10.1	June 2008 Original License

10.2	December License Agreement

10.3	Agreement Regarding Share Ownership

23.01	Consent of Independent Registered Public Accounting Firm, Gregory Scott.

23.02	Consent of Independent Registered Public Accounting Firm, PS Stephenson & Co., P.C.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)           Financial Statements

24	Report of Independent Registered Public Accounting Firm

F-1	Balance Sheets at end of Fiscal Year 2010 and 2009

F-2	Statements of Operations for Fiscal Year 2010 and 2009

F-3	Statements of Changes in Stockholders’ Equity for Fiscal Years 2010 and 2009

F-4	Statements of Cash Flows for Fiscal Years 2010 and 2009

F-5	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXMOVERE HOLDINGS, INC.

Date: May 31, 2011	By:	/s/David Bychkov
President and Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exmovere Holdings, Inc.

We have audited the accompanying balance sheet of Exmovere Holdings, Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exmovere Holdings, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no significant revenue or cash flow from operations, and has incurred a net loss since inception aggregating $1,490,362.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gregory Scott
Chicago, Illinois
April 25, 2010

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

/s/ PS Stephenson & Co., PC
Wharton, Texas
May 3, 2010

Exmovere Holdings, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

ASSETS	2010	2009
Current assets:
Cash	$377,920	$476,732
Accounts receivable	18,897	-
Prepaid expenses	5,000	-
Total current assets	401,817	476,732
Technology licenses	23,222,500	23,209,500

Total assets	$23,624,317	$23,686,232

LIABILITIES
Current liabilities:
Accounts payable	$8,311	$5,001
Total liabilities	8,311	5,001

STOCKHOLDERS' EQUITY
Common stock, par $0.001, 35,000,000 shares authorized,
15,853,250 and 15,674,816 shares issued and outstanding	15,853	15,675
Additional Paid-in capital	25,095,290	24,180,534
Defecit accumulated deficit during the development stage	(1,495,137	(514,978)
Total stockholders' equity	23,616,006	23,681,231

Total liabilities and stockholders' equity	$23,624,317	$23,686,232

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009
and for period from December 18, 2006 (Inception)
to December 31, 2010

			From Inception
			to December 31,
	2010	2009	2010

Revenue	$27,818	$-	$27,818

Operating expenses
General & administrative	620,723	453,030	1,073,753
Research & development	387,254	61,927	449,181
Total operating expenses	1,007,977	514,957	1,522,934

Operating loss	(980,159)	(514,957)	(1,510,044)

Other income
Extinguishment of shareholder payables	-	4,754	4,754
Total other income		4,754	4,754

Loss before provision for income taxes	(980,159)	(510,203)	(1,490,362)

Provision for income taxes	-	-	-

Net loss	$(980,159)	$(510,203)	$(1,490,362)

Basic and diluted lossper share	$(0.06)	$(0.03)

Weighted average shares outstanding	15,190,986	15,190,986

The accompanying notes are an integral part of the financial statements.

Exmovere Holdings, Inc.
Consolidated Statement of Shareholders' Equity
From December 18, 2006 (Inception)
to December 31, 2010

			Additional	Defecit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 18, 2006 (Inception)	-	$-	$-	$-	$-

Balance at December 31, 2006	-	-	-	-	-

Issuance of common stock for cash	100,000	100	-	-	100
Net loss	-	-	-	(21)	(21)
Balance at December 31, 2007	100,000	100	-	(21)	79

Net loss	-	-	-	(4,754)	(4,754)
Balance at December 31, 2008	100,000	100	-	(4,775)	(4,675)

Issuance of common stock:
For cash	371,816	372	991,237	-	991,609
For Exmo license	15,003,000	15,003	22,489,497	-	22,504,500
For Sensatex license	200,000	200	699,800	-	700,000

Net loss	-	-	-	(510,203)	(510,203)
Balance at Dec 31, 2009	15,674,816	15,675	24,180,534	(514,978)	23,681,231

Issuance of common stock:
For cash	164,148	164	864,770	-	864,934
For Red Fury license	14,286	14	49,986	-	50,000

Net loss	-	-	-	(980,159)	(980,159)
Balance at December 31, 2010	15,853,250	$15,853	$25,095,290	$(1,495,137)	$23,616,006

The accompanying notes are an integral part of the financial statements.

Exmovere Holdings, Inc.
Consolidated Statement of Shareholders' Equity
From December 18, 2006 (Inception)
to December 31, 2010

			From Inception
			to December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(980,159)	$(510,203)	$(1,495,137)
Adjustment to reconcile net loss to net cash used
in operating activities:
Amortization	47,000	-	-
Increase in accounts payable	3,310	4,818	8,312
Increase in prepaid expenses	(5,000)	-	(5,000)
Increase in accounts receivable	(18,897)	-	(18,897)
Decrease in due to shareholders	-	(4,571)	(4,571)
Net cash used in operating activities	(953,746)	(509,956)	(1,515,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Red Fury license	(10,000)	-	(10,000)
Acquisition of Sensatex license	-	(5,000)	-
Net cash used in investing activities	(10,000)	(5,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	864,934	991,609	1,906,642
Net cash provided by financing activities	864,934	991,609	1,906,642

Net (Decrease) Increase in Cash and Cash Equivalents	(98,812)	476,653	377,841

Cash and Cash Equivalents at beginning of period	476,732	79	476,811

Cash and Cash Equivalents at end of period	377,920	$476,732	$854,651

Supplemental Disclosure of Non-Cash Items:
Common stock issued for Exmo license	-	$22,504,500	$22,504,500
Common stock issued for Sensatex license	-	$700,000	$700,000
Common stock issuable for Red Fury license	50,000	$-	$-

The accompanying notes are an integral part of the financial statements.

Exmovere Holdings, Inc.
Notes to Financial Statements
December 31, 2010 and December 31, 2009

1. Business Activities and Related Risks

Description of the Company
Exmovere Holdings, Inc., (“Exmovere” or the “Company”) was formed on December 18, 2006.   The Company plans to acquire, develop and market biosensor and emotion detection technologies and to integrate existing, profitable businesses, with a focus on healthcare, security, and transportation, but currently has no revenues or significant cash flows from operations.

Going Concern
The Company has no significant revenue or cash flow from operations, and has incurred a net loss since inception aggregating $1,490,362. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Accounting
The accompanying financial statements are prepared on an accrual basis, and include the accounts and transactions of Exmovere and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation
Management has determined that the Company is in the development stage as defined in Statement FASB Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” Consequently, the Company has presented these financial statements in accordance with that Statement, including losses incurred from December 18, 2006 (inception) to December 31, 2010.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.  Cash and cash equivalents are stated at cost which approximates fair value.

Accounts Receivable
Accounts receivable represents obligations from patients receiving health care at Clinica (see note 5). We periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about the balances due.

Purchased Intangible Assets
Purchased intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other”. Under this standard, we evaluate the carrying value of identifiable intangible assets for impairment annually or at more frequent intervals should circumstances indicate impairment may be present. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if the carrying value is lower, record an impairment adjustment. For purposes of determining fair value, we generally use a discounted cash flow approach, using risk-adjusted discount rates.

Revenue
Revenue represents amounts billed for patient services rendered, and is recognized when services are performed.

Research and Development
Research and development expenditures are charged to operations as incurred.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.  This Standard requires that we we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given our development stage and recent operating results

ASC 740clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Loss Per-Share
The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the years ended December 31, 2010 and 2009, the Company did not have any potentially dilutive shares issued or outstanding.

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

On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

On January 28, 2009 the company issued 15,003,000 common shares for the Technology Licenses (Note5).

During 2009, the Company sold 371,816 common shares under a Rule 506 offering for total proceeds of $991,609.

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

During 2010, the Company acquired certain license rights (“Red Fury”) by payment of cash plus 14,286 shares of common stock.  During the time period surrounding the acquisition of the license rights, the Company sold common shares for cash to third party investors at $3.50 per share. Accordingly, the Company valued the shares issued for the license at $3.50 per share and recorded the license at $60,000.

During 2010 the Company issued 164,148 shares under a Rule 506 offering, and received proceeds totaling $864,934 for this issuance.

4.  Purchase of Technology Licenses

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

In accordance with the provisions of ASC 350, the Company determined the fair value of the technology licenses based on the price common shares were sold to third party investors for a reasonable time period surrounding the technology license acquisition. During the time period surrounding the acquisition of the License Rights, the Company sold common shares for cash to third party investors at $3.50 per share. Accordingly, the Company valued the shares issued for the license at $3.50 per share, and recorded the license at $705,000 ($5,000 cash plus $700,000 in common stock issued), and is amortizing the license over its expected 15 year life.

5. Intangible Assets

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

Information about intangible assets owned by the Company at December 31, 2010 and 2009 is described below:

Intangible Asset	December 31, 2010	December 31, 2009	Amortization Period
Exmo Licenses	$22,504,500	$22,504,500	Indefinite
Sensatex Licenses	705,000	705,000	15 years
Red Fury License	60,000		Indefinite
Total	$23,269,500	$22,504,500

At December 31, 2010, the Company determined that no impairment existed.

6. Clinica

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

On July 1, 2010, the Company, through Clinica, entered into an asset purchase agreement with one clinic in Fairfax, Virginia for $100,000. The entire acquisition price is reflected as a component of general and administrative expense due to the compensatory nature of the arrangement with the clinic’s existing physician.

7.  Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $1,490,362, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at December 31, 2010 and 2009 was $980,159 and $510,203, respectively.

8.  Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Horizon Default Notice
The Company delivered written notice of monetary default to Horizon on February 22, 2010 (the “Default Notice”).  Pursuant to the Agreement, Horizon was required to make an initial payment of $150,000 to Exmovere on December 31, 2009 (the “First Payment”).  Horizon failed to make the First Payment and also failed to make two subsequent payments and currently owes Exmovere $520,000.  After receipt of the Default Notice, without Exmovere knowledge or consent, Horizon issued a press release on February 24, 2010 stating that it had cancelled the Agreement and failing to disclose the default.  Pursuant to the Agreement, Exmovere was required to give Horizon until March 2, 2010 to cure the default.  Horizon has not cured the default, and the accompanying financial statements

Exmovere will pursue all legal remedies granted to it by law and the Agreement after it makes a determination as to Horizon’s ability to pay any judgment the Company may be granted.  Any recovery will not be reflected in the financial statements unless collectability becomes probable.